Form 10-Q
period 1995-09-30
TEXAS EASTERN TRANSMISSION CORP
filed 1995-11-13
CIK 97432

===========================================================================

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549
                        -----------------------

                               FORM 10-Q
                        -----------------------

                           QUARTERLY REPORT

                Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

               For the Quarter Ended September 30, 1995
                      Commission File No. 1-4456

                        -----------------------

                TEXAS EASTERN TRANSMISSION CORPORATION
        (Exact name of registrant as specified in its charter)

                        A Delaware Corporation
               (State of Incorporation or Organization)

                              72-0378240
                   (IRS Employer Identification No.)

    5400 Westheimer Court, P.O. Box 1642, Houston, Texas 77251-1642
     (Address of principal executive offices, including zip code)

                            (713) 627-5400
         (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes:  X      No:

The Registrant meets the conditions set forth in General Instructions
(H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format. Part I, Item 2 has been reduced and
Part II, Item 4 has been omitted in accordance with such Instruction H.

The Registrant's parent, Panhandle Eastern Corporation (File No. 1-8157), files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                Class                      Outstanding at October 31, 1995
     --------------------------            --------------------------------
     Common Stock, $1 par value                          1,000

===========================================================================

                     PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements - Unaudited

         Texas Eastern Transmission Corporation and Subsidiaries
                    CONSOLIDATED STATEMENT OF INCOME

                                                               Periods Ended September 30
                                          Three Months                                                Nine Months
                                          ---------------                                            ---------------
Millions              1995          1994            1995                                  1994
--------             ------        ------          ------                                ------
Operating Revenues
         Transportation and storage
           of natural gas  $202.7  $193.5          $627.9                                $578.1
         Other                  7.0       11.2       22.2                                  28.8
                                    ------        ------                                  ------             ------
                           Total (Note 2)      209.7                                      204.7                650.1         606.9
                                    ------        ------                                  ------             ------

Costs and Expenses
         Operating and maintenance         74.3     66.1                                   222.2              197.5
         General and administrative             22.4                                       25.1                 66.8          78.3
         Depreciation and amortization     36.5     32.3                                   109.3              105.3
         Miscellaneous taxes           9.7      9.7      29.7                                   30.1
                                    ------        ------                                  ------             ------
                           Total     142.9         133.2                                   428.0              411.2
                                    ------        ------                                  ------             ------

Operating Income             66.8    71.5      222.1                                      195.7
                                    ------        ------                                  ------             ------
Other Income and Deductions
         Interest income - parent      -        9.4       -                                     22.8
         Other income, net of deductions    1.9     (2.7)                                    4.6               (1.7)
                                    ------        ------                                  ------             ------
                           Total       1.9      6.7       4.6                                   21.1
                                    ------        ------                                  ------             ------
Gross Income                 68.7    78.2      226.7                                      216.8

Interest Expense             22.2    22.0       69.7                                       64.7
                                    ------        ------                                  ------             ------
Income Before Income Tax     46.5    56.2      157.0                                      152.1

Income Tax                   18.7    21.3       62.8                                       61.6
                                    ------        ------                                  ------             ------
NET INCOME                 $ 27.8  $ 34.9          $ 94.2                                $ 90.5
                                    ======        ======                                  ======             ======



       See accompanying notes to consolidated financial statements

         Texas Eastern Transmission Corporation and Subsidiaries
                       CONSOLIDATED BALANCE SHEET
                                 ASSETS

                                  September 30,   December 31,
Millions                              1995            1994
--------                          -------------   ------------
Current Assets
 Cash and cash equivalents           $    0.1      $   11.0
 Accounts receivable, net                13.3          31.9
 Inventory and supplies                  18.9          20.1
 Current deferred income tax             35.0          47.9
 Other (Notes 2 and 3)                   96.1          85.6
                                     --------      --------

   Total                                163.4         196.5
                                     --------      --------
Investments
 Advances receivable - parent           663.5         553.8
 Other                                   17.9          19.5
                                     --------      --------

   Total                                681.4         573.3
                                     --------      --------
Plant, Property and Equipment
 Cost                                 3,174.6       3,122.8
 Accumulated depreciation and amortization           (657.3)   (584.6)
                                     --------      --------

   Net plant, property and equipment  2,517.3       2,538.2
                                     --------      --------
Deferred Charges
 Goodwill, net                          275.1         281.2
 Other (Notes 2 and 3)                  538.6         609.7
                                     --------      --------

   Total                                813.7         890.9
                                     --------      --------

TOTAL ASSETS                         $4,175.8      $4,198.9
                                     ========      ========



       See accompanying notes to consolidated financial statements

         Texas Eastern Transmission Corporation and Subsidiaries
                       CONSOLIDATED BALANCE SHEET
                  LIABILITIES AND STOCKHOLDER'S EQUITY

                                  September 30,   December 31,
Millions, except per share amounts    1995            1994
-----------------------------------------------   ------------
Current Liabilities
 Accounts payable                    $   33.1       $   39.8
 Accrued income tax - parent             35.9           37.6
 Accrued interest                        23.2           21.1
 Other (Notes 2 and 3)                  245.5          285.4
                                     --------       --------

   Total                                337.7          383.9
                                     --------       --------

Deferred Liabilities and Credits
 Deferred income tax                    563.3          552.3
   Other (Notes 2 and 3)                473.3          557.0
                                     --------       --------

   Total                              1,036.6        1,109.3
                                     --------       --------

Long-term Debt                          820.0          818.4
                                     --------       --------

Commitments and Contingent Liabilities
 (Notes 2, 3 and 4)

Common Stockholder's Equity
 Common stock, one thousand shares
   authorized, issued and outstanding,
   $1 par value per share                 -              -
 Paid-in capital                      1,572.5        1,572.5
 Retained earnings                      409.0          314.8
                                     --------       --------

   Total                              1,981.5        1,887.3
                                     --------       --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $4,175.8  $4,198.9
                                     ========       ========



       See accompanying notes to consolidated financial statements

         Texas Eastern Transmission Corporation and Subsidiaries
                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                Nine Months Ended
                                                September 30
                                                --------------------
Millions                                    1995       1994
--------                                   -------    -------
Operating Activities
 Net income                                $  94.2    $  90.5
 Adjustments to reconcile net income to
   operating cash flows -
      Depreciation and amortization          109.3      105.3
      Deferred income tax expense             23.0       28.9
      Interest income - parent                 -        (22.8)
      Other non-cash items in net income       0.8        2.3
      Net change in operating assets
        and liabilities                      (41.3)     (12.7)
                                           -------    -------
 Net Cash Flows Provided by Operating Activities        186.0     191.5
                                           -------    -------

Investing Activities
 Additions to plant, property and equipment  (80.2)     (97.4)
 Net increase in advances - affiliates      (109.7)     (36.0)
 Property retirements and other                0.1       (4.3)
                                           -------    -------
 Net Cash Flows Used in Investing Activities(189.8)    (137.7)
                                           -------    -------
Financing Activities
 Net decrease in notes payable                 -        (18.4)
 Other                                        (7.1)       -
                                           -------    -------
 Net Cash Flows Used in Financing Activities  (7.1)     (18.4)
                                           -------    -------
Net Change in Cash
 Increase (decrease) in cash and cash equivalents       (10.9)     35.4
 Cash and cash equivalents, beginning of period          11.0       8.2
                                           -------    -------
 Cash and Cash Equivalents, End of Period             $   0.1   $  43.6
                                           =======    =======
Supplemental Disclosures
 Cash paid for interest (net of amount capitalized)   $  62.1   $  56.9
 Cash paid for income tax (including
    intercompany amounts)                     44.9       58.1



       See accompanying notes to consolidated financial statements

        TEXAS EASTERN TRANSMISSION CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1. References

    Texas Eastern Transmission Corporation (TETCO) and its subsidiaries (the Company) are involved in the interstate transportation and storage of natural gas. TETCO is a wholly-owned subsidiary of Panhandle Eastern Corporation (PEC). The interstate gas transmission operations of TETCO are subject to the rules, regulations and accounting procedures of the Federal Energy Regulatory Commission
    (FERC). Certain amounts for the prior periods have been reclassified in the consolidated financial statements to conform to the current presentation.

 2. Natural Gas Revenues and Regulatory Matters

    When rate cases are pending final FERC approval, a portion of revenues collected by TETCO is subject to possible refunds. The Company has established adequate reserves where required for such cases. The following is a summary of certain pending regulatory matters.

    FERC Order 636 and the Termination of Merchant Services

    During 1993, TETCO began providing restructured services pursuant to FERC Order 636. This order, which is on appeal to the courts, requires pipeline service restructuring that "unbundles" sales, transportation and storage services. Order 636 provides for the use of the straight fixed-variable (SFV) rate design, which assigns return on equity, related taxes and other fixed costs to the reservation component of rates. In addition, Order 636 allows pipelines to recover eligible costs resulting from implementation of the order (transition costs).

    TETCO's final and nonappealable Order 636 settlement, implemented on August 1, 1994, provides for the recovery of certain transition costs through volumetric and reservation charges through 2002 and beyond, if necessary. Pursuant to the settlement, TETCO will absorb a certain portion of the transition costs, the amount of which is dependent upon natural gas prices and deliverability levels. In 1993, the Company established a provision to reflect the impact of the settlement.

    At September 30, 1995 and December 31, 1994, the Company had recorded approximately $50 million and $245 million (1995), and $30 million and $290 million (1994) of current and long-term regulatory assets, respectively, representing transition costs incurred or estimated to be incurred that will be recovered. The Company had estimated current and long-term liabilities recorded of approximately
    $110 million and $55 million at September 30, 1995, and $125 million and $105 million, respectively, at December 31, 1994 related to Order 636 transition costs.

    The U.S. Department of the Interior announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, and buyouts and buydowns of gas sales contracts with natural gas pipelines. TETCO, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of TETCO to the producers involves complex issues of law and fact which are likely to take a substantial period of time to resolve. If TETCO ultimately has to reimburse or indemnify the producers, TETCO will file with FERC to recover these costs from pipeline customers.

    In the past, during the normal course of business, TETCO entered into certain gas purchase contracts containing take-or-pay provisions, which may expose the Company to financial risk. The Company believes the exposure associated with gas purchase contract commitments and the termination of TETCO's merchant services is substantially mitigated by transition cost recoveries pursuant to TETCO's settlement, Order 636 and other mechanisms. As a result, the Company believes that Order 636 transition cost issues and take-or-pay settlement matters will not have a material adverse effect on future consolidated results of operations or financial position.

    Other

    TETCO has, pursuant to FERC requirements, requested FERC approval to record the impact of adopting Statement of Financial Accounting Standards (Accounting Standard) No. 109, "Accounting for Income Taxes," including the recognition of a portion of the impact as an increase to stockholder's equity. FERC has not issued a response to this request. The Company believes the ultimate resolution of this matter will not have a material adverse effect on consolidated financial position.

 3. Environmental Matters

    TETCO is currently conducting PCB (polychlorinated biphenyl) assessment and cleanup programs at certain of its compressor station sites under conditions stipulated by a U.S. Consent Decree. The programs include on- and off-site characterization, installation of on-site source control equipment and groundwater monitoring wells, and on- and off-site cleanup work. TETCO expects to complete the programs at up to 89 sites in as many as 14 states by the year 2000.

    In addition, TETCO has been conducting PCB cleanup work at certain on- and off-site areas pursuant to separate agreements with the states of Pennsylvania and New Jersey. These agreements generally impose cleanup levels that are more stringent than those required by the U.S. Consent Decree.

    In 1987, the Commonwealth of Kentucky instituted suit in state court against TETCO, alleging improper disposal of PCBs at TETCO's three compressor station sites in Kentucky. This suit, which is still pending, seeks penalties for violations of Kentucky environmental statutes. The Company previously established a reserve for potential fines and penalties. In 1991, TETCO and the Commonwealth executed a consent order in which TETCO agreed to perform site assessments at its sites in Kentucky, and this work has been substantially completed. TETCO completed cleanup of one of its Kentucky sites in 1994 and another in 1995.

    At September 30, 1995 and December 31, 1994, TETCO had current and long-term liabilities recorded of $46.4 million and $270.6 million
    (1995), and $56.4 million and $289.1 million (1994), respectively, for remaining estimated cleanup costs. These cost estimates represent gross cleanup costs expected to be incurred by TETCO, have not been discounted or reduced by customer recoveries and do not include fines, penalties or third-party claims. TETCO is recovering 57.5% of cleanup costs in rates pursuant to a stipulation and agreement approved by FERC in 1992. At September 30, 1995 and December 31, 1994, TETCO had current and long-term regulatory assets recorded of $20.7 million and $160.5 million (1995), and $18.6 million and $177.1 million (1994), respectively, representing costs to be recovered.

    On August 30, 1995, two plaintiffs filed a lawsuit with class action allegations in the 58th Judicial District Court, Jefferson County, Texas, against PEC, Texas Eastern Corporation and TETCO, among other defendants. Plaintiffs seek recovery of compensatory and punitive damages, in unspecified amounts, for personal injuries and property damage resulting from alleged exposure to PCBs. Additionally, TETCO, as well as certain other PEC subsidiaries in some of the cases, are defendants in several other private plaintiff suits in various courts. These suits seek relief for actual and punitive damages that allegedly resulted from the release of PCBs and other hazardous substances in violation of federal and state laws. The Company is defending itself vigorously in all the above suits.

    The federal and state cleanup programs are not expected to interrupt or diminish TETCO's ability to deliver natural gas to customers. The Company believes the ultimate resolution of matters relating to the environmental issues discussed above will not have a material adverse effect on consolidated results of operations or financial position.

 4. Litigation

    In connection with a rupture and fire that occurred on TETCO's 36-inch natural gas pipeline on March 23, 1994 in Edison, New Jersey, numerous lawsuits have been filed against TETCO and other defendants in the Superior Court of New Jersey, Middlesex County, on behalf of hundreds of individuals seeking compensatory damages for personal injuries and property losses, as well as punitive damages. The property insurers of an apartment complex adjacent to the asphalt plant where the rupture occurred also have filed suit against TETCO and other defendants in Superior Court seeking to recover approximately $10 million for amounts paid under the pertinent policies of insurance. TETCO also has been contacted by hundreds of additional individuals or their attorneys with claims against TETCO. In addition, Quality Materials, Inc., the owner of the asphalt plant, has filed suit in the U.S. District Court for the District of New Jersey against TETCO seeking to recover unspecified property damages, lost income and punitive damages. TETCO has filed a counterclaim against Quality Materials, Inc.

    The findings of an investigation of the incident by the Company and the National Transportation Safety Board (NTSB) indicate third-party damage to be the cause of the rupture. Additionally, an NTSB report found that TETCO's pipeline operations met or exceeded federal safety regulations. The Company expects the resolution of these matters will not have a material adverse effect on consolidated results of operations or financial position.

    The Company is also involved in various other legal actions and claims arising in the normal course of business. Based upon its current assessment of the facts and the law, management does not believe that the outcome of any such action or claim will have a material adverse effect upon the consolidated financial position of the Company. However, these actions and claims in the aggregate seek substantial damages against the Company and are subject to the uncertainties inherent in any litigation.

 5. Fair Presentation

    The information as furnished reflects all normal recurring adjust-ments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of September 30, 1995, results of operations for the three and nine months ended September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information is provided to facilitate increased understanding of the 1995 and 1994 interim consolidated financial statements and accompanying notes presented in Item 1. Because all of the outstanding capital stock of TETCO is owned by PEC, the following discussion has been prepared in accordance with the reduced disclosure format permitted by Form 10-Q for issuers that are wholly-owned subsidiaries of reporting companies under the Securities Exchange Act of 1934.

OPERATING ENVIRONMENT

TETCO's earnings have generally become more evenly distributed throughout the year as a result of the SFV rate design required by Order 636. TETCO continues to offer selective discounting to maximize revenues from existing capacity.

Order 636 Transition Costs

With implementation of Order 636 and the elimination of TETCO's pipeline merchant services, the Company is incurring certain costs related to the transition, primarily TETCO's gas purchase contract commitments. At September 30, 1995, TETCO's gross commitments under gas purchase contracts that do not contain market-sensitive pricing provisions were approximately $150 million, $135 million, $75 million, $45 million and $20 million for the years 1995 through 1999, respectively, with no significant amounts thereafter. These estimates reflect significant assumptions regarding deliverability and escalation clauses.

TETCO's final and nonappealable Order 636 settlement, implemented on August 1, 1994, provides for the recovery of certain transition costs through volumetric and reservation charges through 2002 and beyond, if necessary. Pursuant to the settlement, TETCO will absorb a certain portion of the transition costs, the amount of which is dependent upon natural gas prices and deliverability levels. In 1993, the Company established a provision to reflect the impact of this settlement. See Note 2 of the Notes to Consolidated Financial Statements.

During the next two years, above-market gas purchase contract payments by TETCO are expected to exceed transition cost collections from customers. Net cash receipts related to transition costs are expected to occur in periods thereafter. Cash requirements related to transition costs will be funded by cash from operations and/or available credit facilities.

The Company believes the exposure associated with gas purchase contract commitments and the termination of TETCO's pipeline merchant services is substantially mitigated by transition cost recovery pursuant to TETCO's settlement, Order 636 and other mechanisms. The Company believes that these matters will not have a material adverse effect on future consolidated results of operations, financial position or liquidity.

For information concerning certain regulatory proceedings, environmental matters and other contingencies, see Notes 2, 3 and 4 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Consolidated net income for the nine months ended September 30, 1995 was $94.2 million, compared with $90.5 million for the same period in 1994. Natural gas volumes for TETCO, totaling 863 billion cubic feet for the first nine months of 1995, remained fairly constant when compared with the same period in 1994.

The Company's operating income increased $26.4 million comparing the first nine months of 1995 with the same period in 1994. Transportation revenue increased $50.7 million, or 10%, as a result of expansion projects and the recovery of transition costs totaling approximately $38 million, which were offset by a corresponding increase in operating expenses. The increase in transportation revenue was partially offset by the effect of a $6 million reduction in the interruptible revenue retention cap in 1995, as required by TETCO's 1994 Order 636 settlement. Operating expenses, excluding transition costs, declined due to a $5 million charge to income in 1994 related to the Edison, New Jersey pipeline rupture and cost-management initiatives in 1995.

Net other income decreased $16.5 million in the first nine months of 1995 compared with the same period in 1994, reflecting the elimination of interest income from parent, as receivables for intercompany advances no longer bear interest effective January 1, 1995. Decreased interest income was partially offset by the 1994 write-off of $3.8 million of costs related to the Liberty Pipeline Project.

Interest expense in the first nine months of 1995 increased $5 million compared with the same period in 1994. This increase reflects higher average balances of long-term debt and short-term notes payable.

CAPITAL EXPENDITURES

Capital expenditures totaled $80.2 million in the first nine months of 1995, compared with $97.4 million for the same period in 1994. Capital expenditures for 1995 are expected to approximate $145 million, with market-expansion expenditures expected to approximate 50% of the capital budget. Remaining capital expenditures primarily related to further enhancement of TETCO's pipeline integrity and reliability, including approximately $16 million related to system modifications required by the Clean Air Act Amendments of 1990. The Company's current estimate for 1996 capital expenditures is approximately $135 million, of which 45% represents market-expansion projects. Expenditures for 1995 are being funded, and expenditures for 1996 are expected to be funded, by cash from operations, debt issuances and/or available credit facilities.

ACCOUNTING STANDARDS

Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", was issued in March 1995. This standard addresses the accounting for the recognition and measurement of impairment losses for long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used. This standard also addresses the accounting for long-lived assets and certain identifiable intangibles to be disposed of.

The Company does not expect Accounting Standard No. 121 to have a significant effect on consolidated results of operations or financial position upon adoption.


PAR                    T II.  OTHER INFORMATION


                                  Item 1.  Legal Proceedings

See Notes 2, 3 and 4 of the Notes to Consolidated Financial Statements in
Part I of this Report, which are incorporated herein by reference. See also Item 3 of TETCO's Annual Report on Form 10-K for the year ended December 31, 1994.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits -

    Exhibit Number            Description
         27             Financial Data Schedule

(b) Reports on Form 8-K - None
                                SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and chief accounting officer.




                                TEXAS EASTERN TRANSMISSION CORPORATION
                                          (Registrant)


                                     /s/ Sandra P. Meyer

                           --------------------------------------
                                    Sandra P. Meyer, Vice President




Date: November 13, 1995