Form 10-K405
period 1995-12-31
TEXAS EASTERN TRANSMISSION CORP
filed 1996-03-28
CIK 97432

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                             ---------------------

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995           COMMISSION FILE NO. 1-4456

                     TEXAS EASTERN TRANSMISSION CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     72-0378240
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)

                             5400 WESTHEIMER COURT
                                 P.O. BOX 1642
                           HOUSTON, TEXAS 77251-1642
         (Address, including zip code, of principal executive offices)

                                 (713) 627-5400
                    (Telephone number, including area code)

                             ---------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
             -------------------                          ---------------------
         10 1/8% Debentures Due 2011                The New York Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act: NONE

                             ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  'X'   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   'X'

     The Registrant meets the conditions set forth in General Instructions
(J)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format. Items 4, 10, 11, 12 and 13 have been omitted and Item 7 has been reduced in accordance with such Instruction J.

     The Registrant's parent, Panhandle Eastern Corporation (File No. 1-8157), files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

                             ---------------------

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

                                      NONE

     Indicate number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                                                       NUMBER OF SHARES OUTSTANDING
             TITLE OF EACH CLASS                         AS OF FEBRUARY 29, 1996
             -------------------                       ----------------------------
        Common Stock, $1.00 par value                             1,000

================================================================================

                               TABLE OF CONTENTS

                                     PART I

Item 1.   Business.......................................................................     1
            General......................................................................     1
            Natural Gas Transmission.....................................................     2
            Regulation...................................................................     3
            Rates and Regulatory Proceedings.............................................     4
            Competition..................................................................     4
            Capital Expenditures For Clean Air Act Amendments............................     4
            General Matters..............................................................     4
Item 2.   Properties.....................................................................     5
Item 3.   Legal Proceedings..............................................................     5

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..........     7
Item 6.   Selected Financial Data........................................................     7
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations.....................................................................     7
Item 8.   Financial Statements and Supplementary Data....................................     9
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure.....................................................................     9

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K................    10
Index to Financial Statements and Schedules..............................................    11

                             ---------------------

     All gas volumes used herein are stated at 14.73 pounds per square inch, on a dry basis, at 60 degrees Fahrenheit.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Texas Eastern Transmission Corporation ("TETCO" or the "Company"), a subsidiary of Panhandle Eastern Corporation, d/b/a PanEnergy Corp ("PanEnergy"), was incorporated in Delaware in 1947 and is primarily engaged in the interstate transportation and storage of natural gas.

     Information concerning components of consolidated operating revenues, including revenues attributable to transportation, storage and sales of natural gas, for the years 1995, 1994 and 1993 is contained in the Consolidated Statement of Income on page F-2, which is incorporated herein by reference.

     Executive offices of TETCO are located at 5400 Westheimer Court, Houston, Texas 77056-5310, and the telephone number is (713) 627-5400.

Certain Terms

     Certain terms used in the description of the Company's business are explained below.

     Federal Energy Regulatory Commission ("FERC"): The agency that regulates the transportation of natural gas in interstate commerce under the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA"). FERC's jurisdiction includes rate-making, construction of facilities and authorization to provide service.

     Firm Service: Transportation or storage of third-party gas, for which customers pay a charge to reserve pipeline or storage capacity.

     Gathering Systems: Pipeline, processing and related facilities that access production and other sources of natural gas supplies for delivery to mainline transportation systems.

     Local Distribution Company ("LDC"): A municipal or investor-owned utility that sells or transports gas to local commercial, industrial and residential consumers.

     Merchant Service: Prior to FERC Order 636, traditional service volumes aggregated by pipelines, under purchase contracts with producers, and transported and resold to natural gas utilities and other customers at FERC-approved rates.

     Order 636: The FERC pipeline service restructuring rule that guided the industry's transition to unbundled, open-access pipeline contract transportation and related services, creating a more market-responsive environment.

     Straight Fixed-Variable ("SFV"): A rate design that assigns return on equity, related taxes and other fixed costs to the reservation component of rates.

     Transition Costs: Those costs incurred as a result of the pipelines' transition to unbundled services under Order 636. The disposition of natural gas contracts tied to the former merchant function comprises the majority of such costs.

     Units of Measure:

                MMcf/d:                           Million cubic feet per day
                Bcf:                              Billion cubic feet
                Tcf:                              Trillion cubic feet

NATURAL GAS TRANSMISSION

  General

     TETCO, together with Algonquin Gas Transmission Company ("Algonquin"), Panhandle Eastern Pipe Line Company ("PEPL") and Trunkline Gas Company ("Trunkline"), all subsidiaries of PanEnergy, owns and operates one of the nation's largest gas transmission networks. This fully interconnected 22,000-mile system can receive natural gas from most major North American producing regions for delivery to markets in the Mid-Atlantic, New England and Midwest states. During 1995, PanEnergy's interstate pipelines delivered 2.63 Tcf of natural gas, equal to approximately 12% of U.S. consumption.

  Market and Supply Area Deliveries

     As used herein, "market area" refers to those portions of the pipeline that include primarily delivery points for natural gas leaving the pipeline, and "supply area" refers to those portions of the pipeline that include primarily receipt points for gas entering the pipeline. Market-area deliveries represent volumes of gas delivered to the market area, while supply-area deliveries represent volumes of gas delivered to the supply area. Generally, rates for supply-area service have lower margins than rates for market-area service.

     Set forth below is information concerning throughput volumes for TETCO for 1995, 1994 and 1993 (volumes in Bcf).

                                                1995    % TOTAL   1994    % TOTAL   1993    % TOTAL
                                                -----   -------   -----   -------   -----   -------
    Market Area...............................  1,069      90     1,014      88       960      89
    Supply Area...............................    123      10       141      12       118      11
                                                -----     ---     -----     ---     -----     ---
              Total*..........................  1,192     100     1,155     100     1,078     100
                                                =====     ===     =====     ===     =====     ===

---------------

(*) Includes 6 Bcf in deliveries to Algonquin during 1993.

     During 1995, total billings for transportation and storage services provided by TETCO to Public Service Electric and Gas Company ("Public") accounted for approximately 15% of the Company's consolidated revenues. Public was the only customer of the Company accounting for 10% or more of consolidated revenues in 1995.

     Demand for gas transmission on TETCO's pipeline system is seasonal, with the highest throughput occurring during the colder periods in the first and fourth quarters -- the winter heating season. However, the SFV rate design required by Order 636 has resulted in pipeline earnings generally being more evenly distributed throughout the year.

     TETCO's major customers are located in Pennsylvania, New Jersey and New York, and include LDCs serving the Pittsburgh, Philadelphia, Newark and New York City metropolitan areas. Total throughput increased 3% in 1995 as a result of new expansion projects, including the Integrated Transportation Program ("ITP") and Flex-X, as well as more efficient utilization of the pipeline system.

     In the fall of 1995, the second portion of the ITP consisting of 45 MMcf/d was placed in service. ITP utilizes the transportation services of all four of PanEnergy's interstate natural gas pipeline systems, with ultimate delivery by TETCO and Algonquin. The final phase of this 200 MMcf/d project is scheduled to be completed in 1996 with the addition of 25 MMcf/d of service. ITP provides firm transportation service for five Northeast customers.

     TETCO initiated 33 MMcf/d of firm service in November 1995 for PECO Energy Company and UGI Utilities, Inc. under 20-year contracts pursuant to the Company's Flex-X program.

     Negotiations are proceeding with customers for 69 MMcf/d of winter-seasonal natural gas service through the WinterNet project. WinterNet, a proposed venture by TETCO and Consolidated Natural Gas Company, would phase in new services for Mid-Atlantic markets over four years beginning in 1997. The project is expected to be filed with FERC in the second quarter of 1996.

  Storage

     TETCO provides firm and interruptible open-access storage services. Since the implementation of the Order 636 restructuring, storage is offered as a stand-alone unbundled service or as part of a no-notice bundled service. TETCO's storage services utilize two joint venture storage projects in Pennsylvania and one wholly-owned and operated storage field in Maryland. TETCO also leases storage capacity. TETCO's certificated working capacity in these three fields is 70 Bcf, and on December 31, 1995, the combined working gas in storage was 46 Bcf.

REGULATION

     TETCO is a "natural gas company" under the NGA and NGPA and, as such, is subject to the jurisdiction of FERC.

     The NGA grants to FERC authority over the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of such facilities. TETCO holds required certificates of public convenience and necessity issued by FERC, authorizing it to construct and operate the pipelines, facilities and properties now in operation for which certificates are required, and to transport and store natural gas in interstate commerce.

     FERC also has authority to regulate rates and charges for natural gas transported in or stored for interstate commerce or sold by a natural gas company in interstate commerce for resale. TETCO files with FERC applications for changes in transportation and storage rates and charges. These changes are normally allowed to become effective after a suspension period, subject to refund, until such time as FERC authorizes the actual level of rates and charges.

     TETCO operates as an open-access transporter of natural gas. In 1992, FERC issued Order 636, which requires open-access pipelines to provide firm and interruptible transportation services on an equal basis for all gas supplies, whether purchased from the pipeline or from another gas supplier. To implement this requirement, Order 636 provides, among other things, for mandatory unbundling of services that have historically been provided by pipelines into separate open-access transportation, sales and storage services.

     Order 636, which is on appeal to the courts, provides for the use of the SFV rate design, which assigns return on equity, related taxes and other fixed costs to the reservation component of rates. In addition, Order 636 allows pipelines to recover eligible costs resulting from implementation of Order 636. Recoverable transition costs include gas supply realignment costs, unrecovered deferred gas purchase costs, other existing costs incurred in connection with bundled sales services that cannot be assigned to customers of unbundled services, and capital costs attributable to the restructuring.

     On August 1, 1994, TETCO implemented a FERC-approved settlement that resolved regulatory issues related primarily to Order 636 transition costs and a number of other issues related to services prior to Order 636. TETCO's final and nonappealable settlement provides for the recovery of certain transition costs through volumetric and reservation charges through 2002 and beyond, if necessary. Pursuant to the settlement, TETCO will absorb a certain portion of the transition costs, the amount of which continues to be subject to change dependent upon natural gas prices and deliverability levels. The Company has established provisions to reflect the impact of the settlement.

     Regulation of the importation and exportation of natural gas is vested in the Secretary of Energy, who has delegated various aspects of this jurisdiction to FERC and the Office of Fossil Fuels of the Department of Energy.

     TETCO is subject to the Natural Gas Pipeline Safety Act of 1968, which regulates gas pipeline safety requirements, and to federal and state environmental legislation.

RATES AND REGULATORY PROCEEDINGS

     When rate cases are pending final FERC approval, a portion of the revenues collected by TETCO is subject to possible refunds. A summary of the status of significant regulatory matters involving TETCO is contained in Note 3 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

COMPETITION

     In the Mid-Atlantic and Northeast markets, TETCO competes with other interstate and intrastate pipeline companies in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service, and flexibility and reliability of service. TETCO continues to offer selective discounting to maximize revenues from existing capacity.

     TETCO competes directly with Transcontinental Gas Pipe Line Corporation, Tennessee Gas Pipeline Company, Iroquois Gas Transmission System, CNG Transmission Corporation and Columbia Gas Transmission Corporation.

     Natural gas competes with other forms of energy available to the Company's customers and end users, including electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability or price of natural gas and other forms of energy, the level of business activity, conservation, legislation and governmental regulations, the capability to convert to alternative fuels, and other factors, including weather, affect the demand for natural gas in the areas served by TETCO.

CAPITAL EXPENDITURES FOR CLEAN AIR ACT AMENDMENTS

     The Company has submitted plans to the appropriate state agencies in order to fully comply with the Clean Air Act Amendments of 1990 (the "Amendments"). Agency review of these plans is currently underway. In 1995, the Company made capital expenditures of approximately $17 million related to the requirements of the Amendments and associated state regulations, and further expenditures of $1.5 million are projected for 1996. Management believes that the expenditures related to compliance with the Amendments and the associated regulations will be eligible for recovery in rates. The Company recently determined that no further material expenditures are anticipated in connection with the present requirements of the Amendments or the associated regulations.

     For a discussion of other environmental matters involving TETCO, see Note 10 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

GENERAL MATTERS

     While the Company does engage in some research and development activities, no such activities conducted during the past three years have been material to the Company's business, nor have there been any material customer-sponsored research activities during that period relating to the Company's business activities.

     TETCO is a member of and provides support to the Gas Research Institute ("GRI"), which plans and manages research and development efforts for the gas industry. The funds used to support GRI are derived from a surcharge on the pipelines' rates pursuant to FERC authorization. Payments amounted to approximately $5.7 million, $8.3 million and $7.2 million in 1995, 1994 and 1993, respectively.

     Foreign operations and export sales are not material to the Company's business as a whole.

     As of January 1, 1996, the Company had approximately 1,200 employees.

ITEM 2. PROPERTIES

     TETCO's gas transmission system extends approximately 1,700 miles from producing fields in the Gulf Coast region of Texas and Louisiana to Ohio, Pennsylvania, New Jersey and New York. It consists of two parallel systems, one consisting of three large-diameter parallel pipelines and the other consisting of from one to three large-diameter pipelines over its length. TETCO's system, including the gathering systems, has 73 compressor stations. The TETCO system connects with the PEPL and Trunkline systems through the Lebanon Lateral.

     The Lebanon Lateral is located between Grant County, Indiana, and Lebanon, Ohio. TETCO owns the Indiana portion and a small segment of the Ohio portion of this pipeline, while the rest of this pipeline in Ohio is jointly owned by TETCO and another interstate gas pipeline company. The Indiana portion of the Lebanon Lateral extends approximately 53 miles, while the Ohio portion of this pipeline is 61 miles long.

     TETCO owns and operates two offshore Louisiana gas supply systems, which extend over 100 miles into the Gulf of Mexico and consist of 490 miles of pipeline.

     For information concerning natural gas storage properties, see "Natural Gas Transmission -- Storage" under Item 1, which is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

     For information concerning material legal proceedings, see Notes 3, 10 and 11 of the Notes to Consolidated Financial Statements, which are incorporated herein by reference.

                      [Map of Panhandle Eastern Corporation
                      Showing Pipelines, Storage Facilities,
                 Principal Supply Areas and Proposed Pipelines.]

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of the outstanding common stock, $1.00 par value per share, of TETCO is owned by PanEnergy. In December 1995, TETCO declared and paid a $355 million dividend on common stock in the form of a promissory note due PanEnergy bearing interest at prime and maturing on June 30, 1996. In December 1994, TETCO declared and paid a cash dividend on common stock of $180 million.

ITEM 6. SELECTED FINANCIAL DATA

     Selected consolidated financial data is presented on Page F-18, which is incorporated herein by reference.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information is provided to facilitate increased understanding of the 1995 and 1994 consolidated financial statements and accompanying notes of the Company, and should be read in conjunction therewith and with the information set forth under Item 1. Because all of the outstanding capital stock of TETCO is owned by PanEnergy, the following discussion has been prepared in accordance with the reduced disclosure format permitted by Form 10-K for issuers that are wholly-owned subsidiaries of reporting companies under the Securities Exchange Act of 1934.

OPERATING ENVIRONMENT

     TETCO's traditional pipeline sales services ceased in 1993 and all services are now offered on an unbundled basis. Order 636 requires use of the straight fixed-variable rate design which makes earnings less sensitive to throughput changes. The new rate design has caused the percentage of throughput related to firm transportation contracts for TETCO to rise from 68% in 1993 to 86% in 1995. TETCO has not experienced any significant reductions in firm capacity sold; however, TETCO continues to offer selective discounting to maximize revenues from existing capacity.

     As the new environment has evolved, industry participants have indicated a desire for greater standardization of pipeline tariffs. Responding to these concerns, TETCO, along with affiliates Algonquin, PEPL and Trunkline, filed with FERC in 1995 to increase the level of standardization of their gas tariffs to enhance the nationwide transportation of natural gas.

     Order 636 Transition Costs. With implementation of Order 636 and the elimination of TETCO's pipeline merchant services, the Company is incurring certain costs related to the transition, primarily TETCO's gas purchase contract commitments. At December 31, 1995, TETCO's gross commitments under gas purchase contracts that do not contain market-sensitive pricing provisions were approximately $160 million, $115 million, $60 million and $25 million for the years 1996 through 1999, respectively, with no significant amounts thereafter. These estimates reflect significant assumptions regarding deliverability and natural gas prices.

     On August 1, 1994, TETCO implemented a FERC-approved settlement that resolved regulatory issues related primarily to Order 636 transition costs and a number of other issues related to services prior to Order 636. In 1994, TETCO refunded $84 million to customers pursuant to the settlement. TETCO's final and nonappealable settlement provides for the recovery of certain transition costs through volumetric and reservation charges through 2002 and beyond, if necessary. Pursuant to the settlement, TETCO will absorb a certain portion of the transition costs, the amount of which continues to be subject to change dependent upon natural gas prices and deliverability levels. In 1993, the Company established an additional provision of $100 million ($60.2 million after tax) to reflect the impact of the settlement. In the fourth quarter 1995, based upon producers' discoveries of additional natural gas reserves, TETCO increased its estimated liabilities for transition costs by $125.8 million. Under the terms of the existing settlement, regulatory assets were increased by $85.8 million and TETCO recognized a $40 million charge to operating expenses ($26 million after tax).

     At December 31, 1995 and 1994, the Company had recorded approximately $65 million and $310 million (1995), and $30 million and $290 million (1994) of current and long-term regulatory assets, respectively, representing transition costs incurred or estimated to be incurred that will be recovered. At December 31, 1995 and 1994, the Company had recorded estimated current and long-term liabilities related to Order 636 transition costs of approximately $125 million and $165 million (1995), and $125 million and $105 million (1994), respectively.

     During the next two years, above-market gas purchase contract payments by TETCO are expected to exceed transition cost collections from customers. Net cash receipts related to transition costs are expected to occur in periods thereafter. Cash requirements related to transition costs will be funded by cash from operations and/or collection of intercompany advances receivable.

     The Company believes the exposure associated with gas purchase contract commitments and the termination of TETCO's pipeline merchant services is substantially mitigated by transition cost recoveries pursuant to TETCO's settlement, Order 636 and other mechanisms, and further believes that these matters will not have a material adverse effect on future consolidated result of operations, financial position or liquidity.

RESULTS OF OPERATIONS

     The Company reported consolidated net income of $126.2 million for 1995 compared with $126.1 million for 1994.

  OPERATING INCOME ANALYSIS

                                 Millions                                 1995       1994
    -------------------------------------------------------------------  ------     ------
    Transportation Revenue.............................................  $774.2     $719.2
    Storage Revenue....................................................    69.0       69.5
    Other Revenue......................................................    31.2       38.0
                                                                         ------     ------
    TOTAL REVENUES.....................................................   874.4      826.7
    Operating Expenses.................................................   436.4      420.9
    Depreciation and Amortization......................................   143.9      141.1
                                                                         ------     ------
    OPERATING INCOME...................................................  $294.1     $264.7
                                                                         ======     ======
    VOLUMES (BCF)
    Market-area Transports.............................................   1,069      1,014
    Supply-area Transports.............................................     123        141
                                                                         ------     ------
    Total Deliveries...................................................   1,192      1,155
                                                                         ======     ======

     Operating income for TETCO increased $29.4 million in 1995 as compared with 1994. Transportation revenue increased $55 million, or 8%, reflecting new expansion projects, including ITP, FTS-7 and FTS-8, which were placed in service in late 1994. Also contributing to the increase were $43 million of higher transition costs recoveries, partially offset by $16 million of lower PCB (polychlorinated biphenyl) cost recoveries. These higher net cost recoveries of $27 million were offset by a corresponding increase in operating expenses. Operating expenses in 1995 also included a $40 million charge for higher transition cost estimates, as well as a $33 million reduction for lower-than-projected PCB cleanup costs incurred. Operating expenses, excluding transition and PCB costs, declined primarily due to a $5 million charge to income in 1994 related to the Edison, New Jersey pipeline rupture and cost-management initiatives in 1995.

  OTHER INCOME AND DEDUCTIONS

     Net other income decreased $32.2 million in 1995 compared with 1994. This reduction was primarily the result of the elimination of interest income from parent, as receivables for intercompany advances no longer bear interest effective January 1, 1995. Decreased interest income was partially offset by the 1994 write-off of $3.8 million of costs related to the Liberty Pipeline Project.

  INTEREST EXPENSE

     Interest expense increased $2.9 million in 1995 compared with 1994. This increase reflects higher average balances of long-term debt and short-term notes payable, partially offset by lower interest expense for rate refund provisions.

  INCOME TAX

     The effective tax rates for 1995 and 1994 differed from the statutory federal income tax rates primarily because of the effects of state income taxes and amortization of goodwill.

CAPITAL EXPENDITURES

     Capital expenditures totaled $135.3 million in 1995, compared with $160.5 million in 1994. Market-expansion projects represented approximately 45% of 1995 total expenditures, which included expenditures related to the ITP and Flex-X programs.

     The Company currently expects to invest approximately $135 million in 1996 capital expenditures. The Company's expenditure plans include approximately $55 million for market-expansion projects. Funding for 1996 capital expenditures is expected to be provided by cash from operations, debt issuances and/or repayment of intercompany advances receivable.

     The Company has submitted plans to the appropriate state agencies in order to fully comply with the Clean Air Act Amendments of 1990. Agency review of these plans is currently underway. In 1995, the Company made capital expenditures of approximately $17 million related to the requirements of the Amendments and associated state regulations, and further expenditures of $1.5 million are projected for 1996. Management believes that the expenditures related to compliance with the Amendments and the associated regulations will be eligible for recovery in rates. The Company recently determined that no further material expenditures are anticipated in connection with the present requirements of the Amendments or the associated regulations.

INTERCOMPANY ADVANCES

     Net intercompany advances are carried as open accounts, are not segregated between current and non-current amounts and, during 1994, bore interest at variable rates based on the LIBOR (London Interbank Offered Rates). Effective January 1, 1995, intercompany advances do not bear interest. Increases and decreases in advances result from the movement of funds to provide for operations, capital expenditures and debt payments of PanEnergy and its subsidiaries. The collection of advances receivable is subject to the availability of funds to PanEnergy, whose major sources of internally-generated funds include dividends and advances from subsidiaries. Net advances receivable aggregated $686.1 million and $553.8 million at December 31, 1995 and 1994, respectively.

DIVIDENDS

     In December 1995, TETCO declared and paid a $355 million dividend on common stock in the form of a promissory note due PanEnergy bearing interest at prime and maturing on June 30, 1996. In December 1994, TETCO declared and paid a cash dividend on common stock of $180 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to "Index -- Financial Statements" under Item 14(a)(1).

     See the consolidated quarterly financial data on page F-17, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report or incorporated herein by reference:

          (1) The Consolidated Financial Statements and Financial Statement Schedules of Texas Eastern Transmission Corporation and Subsidiaries are listed on the Index, page 11.

          (2) Exhibits filed herewith are designated by an asterisk(*); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

       EXHIBIT                                                                          FILE
       NUMBER                  DESCRIPTION              ORIGINALLY FILED AS EXHIBIT    NUMBER
       -------                 -----------              ---------------------------    ------
         3.01        Restated Certificate of          3.1 to Form 10-Q of TETCO for     1-4456
                     Incorporation of Texas Eastern   quarter ended September 30,
                     Transmission Corporation dated   1993
                     October 25, 1993
         3.02        By-Laws of Texas Eastern         3.2 to Form 10-Q of TETCO for     1-4456
                     Transmission Corporation as      quarter ended September 30,
                     adopted on August 17, 1993       1993
       *23           Consent of KPMG Peat Marwick
                     LLP
       *24           Powers of Attorney
       *27           Financial Data Schedule for
                     December 31, 1995

     The total amount of securities of the Registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an Exhibit does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 1995.

            TEXAS EASTERN TRANSMISSION CORPORATION AND SUBSIDIARIES

                                     INDEX

                       FINANCIAL STATEMENTS AND SCHEDULES

                             ---------------------

                              FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Independent Auditors' Report..........................................................   F-1
Consolidated Statement of Income......................................................   F-2
Consolidated Balance Sheet............................................................   F-3
Consolidated Statement of Common Stockholder's Equity.................................   F-5
Consolidated Statement of Cash Flows..................................................   F-6
Notes to Consolidated Financial Statements............................................   F-7

     All Schedules are omitted because they are not applicable, not required or the information is included in the Consolidated Financial Statements or the Notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Texas Eastern Transmission Corporation:

     We have audited the accompanying consolidated balance sheets of Texas Eastern Transmission Corporation and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, common stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Eastern Transmission Corporation and Subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Houston, Texas
January 23, 1996

            TEXAS EASTERN TRANSMISSION CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                                     YEARS ENDED DECEMBER 31
                                                                   ----------------------------
                            Millions                                1995       1994       1993
-----------------------------------------------------------------  ------     ------     ------
OPERATING REVENUES
  Transportation and storage of natural gas......................  $843.2     $788.7     $662.2
  Sales of natural gas...........................................      --         --      225.8
  Other..........................................................    31.2       38.0       17.6
                                                                   ------     ------     ------
          Total (Notes 2, 3 and 5)...............................   874.4      826.7      905.6
                                                                   ------     ------     ------
COSTS AND EXPENSES
  Natural gas purchased..........................................      --         --       96.2
  Operating and maintenance (Note 3).............................   306.3      272.9      346.3
  General and administrative (Note 11)...........................    92.0      109.2      102.5
  Depreciation and amortization (Note 6).........................   143.9      141.1      140.8
  Miscellaneous taxes............................................    38.1       38.8       37.9
                                                                   ------     ------     ------
          Total (Note 2).........................................   580.3      562.0      723.7
                                                                   ------     ------     ------
Operating Income.................................................   294.1      264.7      181.9
                                                                   ------     ------     ------
OTHER INCOME AND DEDUCTIONS
  Interest income -- parent (Note 2).............................      --       34.5       33.2
  Other interest and miscellaneous income........................     9.4       10.2        9.0
  Miscellaneous deductions.......................................    (4.0)      (7.1)      (4.5)
                                                                   ------     ------     ------
          Total..................................................     5.4       37.6       37.7
                                                                   ------     ------     ------
Gross Income.....................................................   299.5      302.3      219.6
                                                                   ------     ------     ------
INTEREST EXPENSE
  Long-term debt (Note 7)........................................    89.9       80.4      113.0
  Rate refund provisions (Note 3)................................     1.3        7.5        3.2
  Other (Note 7).................................................     1.1        1.5        2.3
                                                                   ------     ------     ------
          Total..................................................    92.3       89.4      118.5
                                                                   ------     ------     ------
Income Before Income Tax.........................................   207.2      212.9      101.1
INCOME TAX (Note 4)..............................................    81.0       86.8       46.4
                                                                   ------     ------     ------
NET INCOME.......................................................  $126.2     $126.1     $ 54.7
                                                                   ======     ======     ======

          See accompanying notes to consolidated financial statements

            TEXAS EASTERN TRANSMISSION CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                              DECEMBER 31
                                                                          -------------------
Millions                                                                   1995        1994
--------                                                                  -------     -------
CURRENT ASSETS
  Cash and cash equivalents.............................................  $    0.1    $   11.0
  Accounts receivable
     Customers (Note 5).................................................      15.3        20.5
     Affiliates (Note 2)................................................       4.9         8.3
     Other..............................................................       2.6         3.1
  Inventory and supplies................................................      19.1        20.1
  Current deferred income tax (Note 4)..................................      45.1        47.9
  Other (Notes 3 and 10)................................................     114.2        85.6
                                                                          --------    --------
          Total.........................................................     201.3       196.5
                                                                          --------    --------
INVESTMENTS
  Advances receivable -- parent (Note 2)................................     686.1       553.8
  Other.................................................................      16.6        19.5
                                                                          --------    --------
          Total.........................................................     702.7       573.3
                                                                          --------    --------
PLANT, PROPERTY AND EQUIPMENT
  Cost (Note 6).........................................................   3,218.9     3,122.8
  Accumulated depreciation and amortization.............................    (681.9)     (584.6)
                                                                          --------    --------
          Net plant, property and equipment.............................   2,537.0     2,538.2
                                                                          --------    --------
DEFERRED CHARGES
  Goodwill, net (Notes 1 and 4).........................................     173.4       281.2
  Other (Notes 1, 3 and 10).............................................     537.4       609.7
                                                                          --------    --------
          Total.........................................................     710.8       890.9
                                                                          --------    --------
TOTAL ASSETS............................................................  $4,151.8    $4,198.9
                                                                          ========    ========

          See accompanying notes to consolidated financial statements

            TEXAS EASTERN TRANSMISSION CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                              DECEMBER 31
                                                                          -------------------
Millions                                                                   1995        1994
--------                                                                  -------     -------
CURRENT LIABILITIES
  Note payable -- parent................................................  $  355.0    $     --
  Accounts payable
     Trade..............................................................      28.3        23.5
     Affiliates (Note 2)................................................      16.0        16.3
  Accrued income tax -- parent (Note 4).................................      41.9        37.6
  Accrued interest......................................................      21.3        21.1
  Other (Notes 3 and 10)................................................     281.9       285.4
                                                                          --------    --------
          Total.........................................................     744.4       383.9
                                                                          --------    --------
DEFERRED LIABILITIES AND CREDITS
  Deferred income tax (Note 4)..........................................     586.0       552.3
  Other (Notes 3 and 10)................................................     444.2       557.0
                                                                          --------    --------
          Total.........................................................   1,030.2     1,109.3
                                                                          --------    --------
LONG-TERM DEBT (Note 7).................................................     820.5       818.4
                                                                          --------    --------
COMMITMENTS AND CONTINGENT LIABILITIES (Notes 3, 5, 8, 10, 11 and 12)
COMMON STOCKHOLDER'S EQUITY
  Common stock, one thousand shares authorized,
     issued and outstanding, $1 par value per share.....................        --          --
  Paid-in capital.......................................................   1,470.7     1,572.5
  Retained earnings.....................................................      86.0       314.8
                                                                          --------    --------
          Total (Note 9)................................................   1,556.7     1,887.3
                                                                          --------    --------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY..............................  $4,151.8    $4,198.9
                                                                          ========    ========

          See accompanying notes to consolidated financial statements

            TEXAS EASTERN TRANSMISSION CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDER'S EQUITY

                                                                   YEARS ENDED DECEMBER 31
                                                               -------------------------------
Millions                                                        1995        1994        1993
--------                                                       -------     -------     -------
COMMON STOCK.................................................  $    --     $     --    $     --
                                                               --------    --------    --------
PAID-IN CAPITAL
  Balance at beginning of year...............................   1,572.5     1,768.3     1,770.8
  Goodwill adjustments (Note 4)..............................    (101.8)     (195.8)         --
  Other......................................................        --          --        (2.5)
                                                               --------    --------    --------
  Balance at end of year.....................................   1,470.7     1,572.5     1,768.3
                                                               --------    --------    --------
RETAINED EARNINGS
  Balance at beginning of year...............................     314.8       368.7       314.1
  Net income.................................................     126.2       126.1        54.7
  Common stock dividends paid................................    (355.0)     (180.0)         --
  Preferred stock dividends paid.............................        --          --        (0.1)
                                                               --------    --------    --------
  Balance at end of year.....................................      86.0       314.8       368.7
                                                               --------    --------    --------
TOTAL COMMON STOCKHOLDER'S EQUITY (Note 9)...................  $1,556.7    $1,887.3    $2,137.0
                                                               ========    ========    ========

          See accompanying notes to consolidated financial statements

            TEXAS EASTERN TRANSMISSION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31
                                                                -------------------------------
                           Millions                              1995        1994        1993
--------------------------------------------------------------  -------     -------     -------
OPERATING ACTIVITIES
  Net income..................................................  $ 126.2     $ 126.1     $  54.7
  Adjustments to reconcile net income to operating cash
     flows --
     Depreciation and amortization............................    143.9       141.1       140.8
     Deferred income tax expense (benefit)....................     36.4        48.0       (18.7)
     Order 636 settlement provision...........................       --          --       100.0
     Interest income -- parent................................       --       (34.5)      (33.2)
     Other non-cash items in net income.......................      9.6         4.0        16.5
     Net change in operating assets and liabilities (detail
       below).................................................    (56.5)      (95.7)      (29.3)
                                                                -------     -------     -------
  Net Cash Flows Provided by Operating Activities.............    259.6       189.0       230.8
                                                                -------     -------     -------
INVESTING ACTIVITIES
  Capital expenditures........................................   (135.3)     (160.5)     (216.4)
  Net decrease (increase) in advances -- affiliates...........   (132.3)       79.8       457.6
  Property retirements and other..............................      2.2        (5.6)        4.8
                                                                -------     -------     -------
  Net Cash Flows Provided by (Used in) Investing Activities...   (265.4)      (86.3)      246.0
                                                                -------     -------     -------
FINANCING ACTIVITIES
  Retirement of debt..........................................       --          --      (465.9)
  Issuance of debt............................................       --        99.2          --
  Net increase (decrease) in note payable.....................       --       (18.4)        1.4
  Dividends paid..............................................       --      (180.0)       (0.1)
  Other.......................................................     (5.1)       (0.7)       (4.1)
                                                                -------     -------     -------
  Net Cash Flows Used in Financing Activities.................     (5.1)      (99.9)     (468.7)
                                                                -------     -------     -------
NET CHANGE IN CASH
  Increase (decrease) in cash and cash equivalents............    (10.9)        2.8         8.1
  Cash and cash equivalents, beginning of year................     11.0         8.2         0.1
                                                                -------     -------     -------
  Cash and Cash Equivalents, End of Year......................  $   0.1     $  11.0     $   8.2
                                                                =======     =======     =======
NET CHANGE IN OPERATING ASSETS AND LIABILITIES
  Accounts receivable.........................................  $   6.7     $  19.8     $  19.3
  Inventory and supplies......................................      1.0        (0.9)       43.7
  Unrecovered purchased gas and related costs.................       --          --       (38.6)
  Other current assets........................................     47.0       108.3        36.4
  Rate refund provisions......................................      0.9         4.4       (31.7)
  Accounts payable............................................      9.6         7.6       (61.7)
  Other current liabilities...................................    (31.7)     (102.8)       (5.8)
  Transition cost recoveries (payments), net..................    (81.9)     (118.7)       56.6
  Other deferred charges and liabilities, net.................     (8.1)      (13.4)      (47.5)
                                                                -------     -------     -------
  Total.......................................................  $ (56.5)    $ (95.7)      (29.3)
                                                                =======     =======     =======
SUPPLEMENTAL DISCLOSURES
  Cash paid for interest (net of amount capitalized)..........  $  85.0     $  81.2     $ 107.0
  Cash paid for income tax (including intercompany amounts)...     45.2        56.8         6.5

          See accompanying notes to consolidated financial statements

            TEXAS EASTERN TRANSMISSION CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        INDEX                                           PAGE
--------------------------------------------------------------------------------------  ----
  1. Accounting Policies Summary......................................................   F-7
  2. Transactions with Affiliates.....................................................   F-8
  3. Natural Gas Revenues and Regulatory Matters......................................   F-9
  4. Income Tax.......................................................................  F-10
  5. Financial Instruments and Credit Risk............................................  F-11
  6. Plant, Property and Equipment....................................................  F-12
  7. Debt and Credit Facilities.......................................................  F-12
  8. Leases...........................................................................  F-13
  9. Common Stockholder's Equity......................................................  F-13
 10. Environmental Matters............................................................  F-13
 11. Litigation.......................................................................  F-14
 12. Pension and Other Benefits.......................................................  F-14

1. ACCOUNTING POLICIES SUMMARY

     The accounting policies are presented to assist the reader in evaluating the consolidated financial statements of Texas Eastern Transmission Corporation (TETCO) and its subsidiaries (the Company). TETCO is a wholly-owned subsidiary of PanEnergy Corp (PanEnergy), formerly Panhandle Eastern Corporation. Certain amounts for prior years have been reclassified in the consolidated financial statements to conform to the current presentation.

     The Company is involved in the interstate transportation and storage of natural gas. The interstate gas transmission operations of TETCO are subject to the rules, regulations and accounting procedures of the Federal Energy Regulatory Commission (FERC). TETCO meets the criteria and, accordingly, follows the reporting and accounting requirements of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation."

     Principles of Consolidation. The consolidated financial statements include the accounts of TETCO and all subsidiaries. All significant intercompany items have been eliminated in consolidation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements. Certain amounts of reported revenues and expenses are also affected by these estimates and assumptions. Actual results could differ from those estimates.

     Revenue Recognition. The Company recognizes transportation and storage revenues in the period service is provided. When rate cases are pending final FERC approval, a portion of revenues collected by TETCO is subject to possible refunds. The Company has established adequate reserves where required for such cases. See Note 3 for a summary of regulatory matters.

     Gas Supply Costs. Provisions are made in the consolidated statement of income for all estimated future losses associated with gas supply contracts which were established prior to implementation of FERC Order 636, including take-or-pay payments, contract settlements, and buyout and buydown costs. See
Note 3 for a discussion of gas supply contracts and other costs related to the Order 636 transition.

     Cash and Cash Equivalents. All liquid investments with maturities at date of purchase of three months or less are considered cash equivalents.

     Inventory Valuation. Inventory, which consists of materials and supplies, is recorded using the average cost method.

     Plant, Property and Equipment. Plant, property and equipment is stated at cost, which does not purport to represent replacement or realizable value. The Company in 1995 adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," with no impact to the Company's consolidated financial statements. Assets are grouped and evaluated based on the ability to identify separate cash flows generated therefrom.

     At the time FERC-regulated properties are retired, the cost plus the cost of retirement, less salvage, is charged to accumulated depreciation and amortization. When entire FERC-regulated operating units are sold or non-regulated properties are retired or sold, the plant and related accumulated depreciation and amortization accounts are reduced and any gain or loss is credited or charged to income, unless otherwise permitted by FERC. Depreciation of plant, property and equipment is computed using the straight-line method. See
Note 6.

     Amortization of Goodwill. The Company amortizes goodwill relating to PanEnergy's purchase of Texas Eastern Corporation (TEC) and its subsidiaries in 1989 on a straight-line basis over 40 years. Accumulated amortization of goodwill at December 31, 1995 and 1994 was $78.5 million and $72.5 million, respectively. See Note 4.

     Early Retirement of Debt. The Company defers certain costs and losses related to the early retirement of long-term debt and amortizes such amounts as they are recovered through rates. At December 31, 1995 and 1994, other deferred charges included $39.4 million and $43.8 million, respectively, of such costs.

     Interest Cost Capitalization. The Company capitalizes interest on major projects during construction. The rates used by TETCO are calculated pursuant to FERC rules and include an allowance for equity funds.

     Deferred Income Tax. The Company follows the asset and liability method of accounting for income tax as prescribed by SFAS No. 109, "Accounting for Income Taxes." Under this method, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted. See Note 4.

2. TRANSACTIONS WITH AFFILIATES

     The following table summarizes transactions with affiliates included in the consolidated statement of income:

                                                                    YEARS ENDED DECEMBER 31
                                                                    -----------------------
                               Millions                             1995     1994     1993
    --------------------------------------------------------------  -----    -----    -----
    Transportation and storage of natural gas.....................  $18.0    $11.1    $28.5
    Sales of natural gas..........................................     --       --     25.1
    Other operating revenues......................................   16.3     17.2     16.2
    Transportation expense........................................   19.8     21.3     27.5
    Operating expenses
      Billed to affiliates........................................    0.9      0.9      1.3
      Billed from affiliates......................................    5.1      4.3      3.2
    General and administrative expenses
      Billed to affiliates........................................     --       --      0.4
      Billed from affiliates......................................   66.0     67.5     67.3
    Interest income...............................................     --     34.5     33.2

     During 1994 and 1993, net intercompany advances bore interest at variable rates based on LIBOR (London Interbank Offered Rates). Effective January 1, 1995, intercompany advances do not bear interest. Advances are carried as open accounts and are not segregated between current and non-current amounts. Increases and decreases in advances result from the movement of funds to provide for operations, capital expenditures and debt payments of PanEnergy and its subsidiaries. The collection of advances receivable is subject to the availability of funds to PanEnergy, whose major sources of funds include dividends and advances from subsidiaries.

     See also Notes 4, 5 and 12 for discussion of other specific transactions with affiliates.

3. NATURAL GAS REVENUES AND REGULATORY MATTERS

     FERC Order 636 and Transition Costs. During 1993, TETCO began providing restructured services pursuant to FERC Order 636. This order, which is on appeal to the courts, requires pipeline service restructuring that unbundles sales, transportation and storage services. Order 636 allows pipelines to recover eligible costs resulting from implementation of the order (transition costs).

     On August 1, 1994, TETCO implemented a FERC-approved settlement that resolved regulatory issues related primarily to Order 636 transition costs and a number of other issues related to services prior to Order 636. In 1994, TETCO refunded $84 million to customers pursuant to the settlement. TETCO's final and nonappealable settlement provides for the recovery of certain transition costs through volumetric and reservation charges through 2002 and beyond, if necessary. Pursuant to the settlement, TETCO will absorb a certain portion of the transition costs, the amount of which continues to be subject to change dependent upon natural gas prices and deliverability levels. In 1993, the Company established an additional provision of $100 million ($60.2 million after tax) to reflect the impact of the settlement. In the fourth quarter 1995, based upon producers' discoveries of additional natural gas reserves, the Company increased its estimated liabilities for transition costs by $125.8 million. Under the terms of the existing settlement, regulatory assets were increased by $85.8 million and the Company recognized a $40 million charge to operating expenses ($26 million after tax).

     At December 31, 1995 and 1994, the Company had recorded approximately $65 million and $310 million (1995), and $30 million and $290 million (1994) of current and long-term regulatory assets, respectively, representing transition costs incurred or estimated to be incurred that will be recovered. At December 31, 1995 and 1994, the Company had recorded estimated current and long-term liabilities related to Order 636 transition costs of approximately $125 million and $165 million (1995), and $125 million and $105 million (1994), respectively.

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

     Other. TETCO has, pursuant to FERC requirements, requested FERC approval to record the impact of adopting SFAS No. 109, including the recognition of a portion of the impact as an increase to stockholder's equity. FERC has not issued a response to this request. While it is not known when FERC will address this issue, the Company believes the ultimate resolution of this matter will not have a material adverse effect on consolidated financial position.

4. INCOME TAX

     The Company's taxable income is included in a consolidated federal income tax return with PanEnergy. Therefore, income tax has been provided in accordance with PanEnergy's tax allocation policy, which requires subsidiaries to calculate federal income tax as if separate taxable income, as defined, was reported.

     Income tax recognized in the consolidated statement of income is summarized as follows:

                                                                  YEARS ENDED DECEMBER 31
                                                                ---------------------------
    Millions                                                    1995       1994       1993
    --------                                                    -----      -----      -----
    Current
      Federal.................................................  $40.2      $31.3      $56.2
      State...................................................    4.4        7.5        8.9
                                                                -----      -----      -----
              Total current...................................   44.6       38.8       65.1
                                                                -----      -----      -----
    Deferred
      Federal.................................................   31.4       41.2      (15.6)
      State...................................................    5.0        6.8       (3.1)
                                                                -----      -----      -----
              Total deferred..................................   36.4       48.0      (18.7)
                                                                -----      -----      -----
    Total income tax..........................................  $81.0      $86.8      $46.4
                                                                =====      =====      =====

     Deferred income tax in 1993 included charges of $3.8 million for enacted changes in federal and state tax laws and rates.

     Total income tax differs from the amount computed by applying the federal income tax rate to income before income tax. The reasons for this difference are as follows:

                                                                  YEARS ENDED DECEMBER 31
                                                                ---------------------------
    Millions                                                    1995       1994       1993
    --------                                                    -----      -----      -----
    Federal income tax rate...................................     35%        35%        35%
                                                                =====      =====      =====
    Income tax, computed at the statutory rate................  $72.5      $74.5      $35.4
    Adjustments resulting from --
      State income tax, net of federal income tax effect......    6.1        9.3        3.8
      Goodwill amortization...................................    2.1        2.9        4.8
      Cumulative effect of federal rate change................     --         --        3.3
      Other...................................................    0.3        0.1       (0.9)
                                                                -----      -----      -----
              Total income tax................................  $81.0      $86.8      $46.4
                                                                =====      =====      =====
    Effective tax rate........................................   39.1%      40.8%      45.9%
                                                                =====      =====      =====

     The tax effects of temporary differences that resulted in deferred income tax assets and liabilities and a description of the significant financial statement items that created these differences are as follows:

                                                                           DECEMBER 31
                                                                       -------------------
    Millions                                                            1995        1994
    --------                                                           -------     -------
    Deferred liabilities and credits.................................  $ 150.0     $ 200.9
    Other accrued liabilities........................................     75.2        70.8
    Other............................................................      2.7         1.8
                                                                       -------     -------
              Total deferred income tax assets.......................    227.9       273.5
                                                                       -------     -------
    Plant, property and equipment....................................   (487.6)     (482.7)
    Deferred charges.................................................   (184.2)     (210.2)
    State deferred income tax, net of federal tax effect.............    (52.3)      (49.0)
    Other............................................................    (44.7)      (36.0)
                                                                       -------     -------
              Total deferred income tax liabilities..................   (768.8)     (777.9)
                                                                       -------     -------
    Net deferred income tax liability, inclusive of current
      amounts........................................................  $(540.9)    $(504.4)
                                                                       =======     =======

     In 1990, the Internal Revenue Service (IRS) issued regulations which disallow for tax purposes losses incurred in PanEnergy's 1989 sales of certain assets that were acquired in the purchase of TEC. Consequently, PanEnergy established a provision in 1990 for this and certain other issues, resulting in increases in TETCO's goodwill and paid-in capital. Following further discussions with the IRS, PanEnergy in 1994 revised its estimates with respect to the disallowed loss issue and in 1995 with respect to other issues. As a result, PanEnergy reduced its provision and TETCO's related goodwill and paid-in capital by approximately $200 million and $100 million in 1994 and 1995, respectively.

5. FINANCIAL INSTRUMENTS AND CREDIT RISK

     Financial Instruments

                                                                                   APPROXIMATE
    Millions                                                        BOOK VALUE     FAIR VALUE
    --------                                                        ----------     -----------
                                                                    ASSETS (LIABILITIES)
    December 31, 1995
      Cash.............................................  Note 1      $    0.1        $   0.1
      Other current receivables........................                   2.6            2.6
      Other investments................................                  11.6           11.6 (1)
      Note payable -- parent...........................  Note 7        (355.0)        (355.0)(2)
      Long-term debt...................................  Note 7        (820.5)        (951.8)(2)
    December 31, 1994
      Cash.............................................  Note 1      $   11.0        $  11.0
      Other current receivables........................                   3.1            3.1
      Other investments................................                  13.9           13.9 (1)
      Long-term debt...................................  Note 7        (818.4)        (878.1)(2)

     ---------------

     (1) The fair value of these financial instruments, which are insurance contracts, is based on determinations by insurance companies.

     (2) Based on quoted market prices for the same or similar issues, discounted cash flows and/or rates currently available to the Company for debt with similar terms and remaining maturities.

     PanEnergy's four interstate natural gas pipelines have implemented an agreement to sell with limited recourse, on a continuing basis, current accounts receivable at a discount. TETCO received $55 million for accounts receivable sold that remained outstanding at December 31, 1995. In the opinion of management, the probability that the Company will be required to perform under the recourse provisions is remote.

     The recourse provisions of the trade receivable sales agreement have no book value associated with them and there are no fair values readily determinable since quoted market prices are not available. The fair values of net advances receivable are not readily determinable since such amounts are carried as open accounts. See Note 2.

     Significant Customers and Concentrations. Customer billings that exceeded 10% of consolidated revenues during the years ended December 31, 1995, 1994 or 1993 were those to Public Service Electric and Gas Company totaling $130.4 million, $112.3 million and $105.7 million, respectively.

     The Company's primary market area is located in the Northeast region of the United States. The Company has a concentration of receivables due from gas and electric utilities in this area, which may affect the Company's overall credit risk in that certain customers may be similarly affected by changes in economic, regulatory or other factors. Trade receivables are generally not collateralized; however, the Company analyzes customers' credit positions prior to extending credit.

6. PLANT, PROPERTY AND EQUIPMENT

     A summary of plant, property and equipment by classification follows:

                                                                               DECEMBER 31
                                                           DEPRECIATION    -------------------
                          Millions                           % RATES         1995       1994
    -----------------------------------------------------  ------------    --------   --------
    Transmission.........................................   2.76-3.25      $3,024.1   $2,923.5
    Underground storage..................................      1.87            96.7       93.9
    General plant........................................   2.53-20.00         56.1       58.4
    Construction work in progress........................       --             42.0       47.0
                                                                           --------   --------
              Total plant, property and equipment........                  $3,218.9   $3,122.8
                                                                           ========   ========

7. DEBT AND CREDIT FACILITIES

     A summary of long-term debt is as follows:

                                                                           DECEMBER 31
                                                                        ------------------
                                 Millions                                1995        1994
    ------------------------------------------------------------------  ------      ------
    Debentures
      10 1/8% maturing 2011...........................................  $100.0      $100.0
      10% maturing 2011...............................................   150.0       150.0
    Notes
      10 3/8% maturing 2000...........................................   200.0       200.0
      10% maturing 2001...............................................   100.0       100.0
      8% maturing 2002................................................   100.0       100.0
      8 1/4% maturing 2004............................................   100.0       100.0
      Medium Term, Series A, 7.64-9.07% maturing 1999-2012............   100.0       100.0
    Unamortized Discount..............................................   (29.5)      (31.6)
                                                                        ------      ------
              Total Long-term Debt....................................  $820.5      $818.4
                                                                        ======      ======

     The interest rates indicated were in effect on principal balances outstanding at December 31, 1995. Interest costs capitalized in 1995, 1994 and 1993 were $1.4 million, $2.8 million and $1.7 million, respectively.

     Required sinking fund and installment payments applicable to long-term debt for the years 1997 through 2000 are $16.2 million, $16.3 million, $65.3 million and $216.2 million, respectively. There are no required payments in 1996.

     In December 1995, TETCO declared and paid a $355 million dividend on common stock in the form of a promissory note due PanEnergy. This promissory note bears interest at prime and matures on June 30, 1996.

     TETCO has an effective shelf registration statement with the Securities and Exchange Commission for the issuance of $100 million of unsecured debt securities.

     Credit Agreement. On January 31, 1996, TETCO canceled its variable-rate, $200 million bank credit agreement.

8. LEASES

     The Company utilizes assets under operating leases in several areas of operations. Consolidated rental expense for these leases and for lease expenses billed from affiliates amounted to $10.5 million in 1995 and $10 million in both 1994 and 1993. Minimum rental payments under the Company's various operating leases for the years 1996 through 2000 are $2.5 million, $2.1 million, $1.8 million, $1.5 million and $0.9 million, respectively. Thereafter, payments aggregate $1.1 million through 2004.

9. COMMON STOCKHOLDER'S EQUITY

     Under the most restrictive covenants contained in TETCO's debt agreements, $1.4 billion of the Company's consolidated common stockholder's equity was available for the payment of dividends at December 31, 1995.

10. ENVIRONMENTAL MATTERS

     TETCO is currently conducting PCB (polychlorinated biphenyl) assessment and cleanup programs at certain of its compressor station sites under conditions stipulated by a U.S. Consent Decree. The programs include on- and off-site assessment, installation of on-site source control equipment and groundwater monitoring wells, and on- and off-site cleanup work. TETCO expects to complete the cleanup programs at up to 89 sites in as many as 14 states by 1998. Groundwater monitoring activities will continue beyond 1998.

     In addition, TETCO has been conducting PCB cleanup work at certain on- and off-site areas pursuant to separate agreements with the states of Pennsylvania and New Jersey. These agreements generally impose cleanup levels that are more stringent than those required by the U.S. Consent Decree.

     In 1987, the Commonwealth of Kentucky instituted suit in state court against TETCO, alleging improper disposal of PCBs at TETCO's three compressor station sites in Kentucky. This suit, which is still pending, seeks penalties for violations of Kentucky environmental statutes. The Company previously established a reserve for potential fines and penalties. In 1991, TETCO and the Commonwealth executed a consent order in which TETCO agreed to perform site assessments at its sites in Kentucky, and this work has been substantially completed. TETCO completed cleanup of one of its Kentucky sites in 1994, another in 1995 and intends to complete the final site in 1996.

     At December 31, 1995 and 1994, the Company had current and long-term liabilities recorded of $44.9 million and $168.3 million (1995) and $56.4 million and $289.1 million (1994), respectively, for remaining estimated cleanup costs. These cost estimates represent gross cleanup costs expected to be incurred by TETCO, have not been discounted or reduced by customer recoveries and do not include fines, penalties or third-party claims. Estimated liabilities for remaining PCB cleanup costs were reduced by $77.6 million in the fourth quarter 1995 as a result of lower-than-projected cleanup costs incurred on completed sites. TETCO is recovering 57.5% of cleanup costs in rates pursuant to a stipulation and agreement approved by FERC in 1992. As a result of the reduction in estimated cleanup costs, the related regulatory assets were reduced $44.6 million. TETCO's share of the cleanup estimate was lowered which resulted in a $33 million decrease to operating expenses ($21.5 million after tax). At December 31, 1995 and 1994, the Company had current and long-term regulatory assets recorded of $17 million and $101.7 million (1995) and $18.6 million and $177.1 million (1994), respectively, representing costs to be recovered from customers.

     The federal and state cleanup programs are not expected to interrupt or diminish TETCO's ability to deliver natural gas to customers. The Company believes the ultimate resolution of matters relating to the environmental issues discussed above will not have a material adverse effect on consolidated results of operations or financial position.

11. LITIGATION

     In connection with a rupture and fire that occurred on TETCO's 36-inch natural gas pipeline on March 23, 1994 in Edison, New Jersey, claims have been made and numerous lawsuits have been filed in the Superior Court of New Jersey, Middlesex County against TETCO and other private and governmental entities by or on behalf of hundreds of individuals and general businesses. These claimants seek compensatory damages for personal injuries and/or property losses, as well as punitive damages. The property insurers of an apartment complex adjacent to the asphalt plant where the rupture occurred also have filed suits against TETCO and other defendants in Superior Court seeking to recover amounts paid under pertinent policies of insurance. Quality Materials, Inc., the owner of the asphalt plant, has filed suit in the U.S. District Court for the District of New Jersey against TETCO seeking to recover unspecified property damages, lost income and punitive damages. TETCO has filed a counterclaim against Quality Materials, Inc.

     The findings of an investigation of the incident by the Company and the National Transportation Safety Board (NTSB) indicate third-party damage to be the cause of the rupture. Additionally, an NTSB report found that TETCO's pipeline operations met or exceeded federal safety regulations. The Company recorded a $5 million after-tax charge in 1994 for costs related to this incident that are not recoverable under the Company's insurance policies.

     On August 30, 1995, two plaintiffs filed a lawsuit with class action allegations in the 58th Judicial District Court, Jefferson County, Texas, against PanEnergy, TEC and TETCO, among other defendants. Plaintiffs seek recovery of compensatory and punitive damages, in unspecified amounts, for personal injuries and property damage resulting from alleged exposure to PCBs. Additionally, TETCO, as well as certain other PanEnergy subsidiaries in some of the cases, is a defendant in several other private plaintiff suits in various courts. These suits seek relief for actual and punitive damages that allegedly resulted from the release of PCBs and other hazardous substances in violation of federal and state laws.

     The Company expects the resolution of all the above matters will not have a material adverse effect on consolidated results of operations or financial position.

     The Company is also involved in various other legal actions and claims arising in the normal course of business. Based upon its current assessment of the facts and the law, management does not believe that the outcome of any such action or claim will have a material adverse effect upon the consolidated financial position of the Company. However, these actions and claims in the aggregate seek substantial damages against the Company and are subject to the uncertainties inherent in any litigation. The Company is defending itself vigorously in all the above suits.

12. PENSION AND OTHER BENEFITS

     Pension Benefits. PanEnergy has, and the Company participates in, a non-contributory trusteed pension plan covering eligible employees with a minimum of one year vesting service. The plan provides pension benefits for eligible employees of TETCO that are generally based on an employee's years of benefit accrual service and highest average eligible earnings. PanEnergy's policy is to fund amounts, as necessary, on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan members.

     The components of the Company's net pension benefit, allocated by PanEnergy, are as follows:

                                                                 YEARS ENDED DECEMBER 31
                                                               ----------------------------
                            Millions                            1995       1994       1993
    ---------------------------------------------------------  ------     ------     ------
    Actual return on plan assets.............................  $ 48.3     $ (0.7)    $ 23.6
    Amount deferred..........................................   (28.4)      21.0       (4.4)
                                                               ------     ------     ------
    Expected return on plan assets...........................    19.9       20.3       19.2
    Service cost benefits earned during the period...........    (3.0)      (3.5)      (3.0)
    Interest cost on projected benefit obligations...........   (14.7)     (14.4)     (14.6)
    Net amortization.........................................      --         --       (0.1)
                                                               ------     ------     ------
              Net pension benefit............................  $  2.2     $  2.4     $  1.5
                                                               ======     ======     ======

     Assumptions used in the Company's pension accounting are as follows:

                                                                           DECEMBER 31
                                                                      ----------------------
                                                                      1995     1994     1993
                                                                      ----     ----     ----
    Discount rate...................................................  7.5%     8.5%     7.5%
    Rate of increase in compensation levels.........................  5.0      5.0      5.0
    Expected long-term rate of return on plan assets................  9.5      9.5      9.5

     PanEnergy also sponsors, and the Company participates in, an employee savings plan which covers substantially all employees. The Company expensed plan contributions of $3.6 million in both 1995 and 1994, and $3.4 million in 1993.

     Other Postretirement Benefits. The Company's postretirement benefits, in conjunction with PanEnergy, consist of certain health care and life insurance benefits. Substantially all of the Company's employees may become eligible for these benefits when they reach retirement age while working for the Company and have attained 10 years of specified service. The benefits are provided through contributory and noncontributory trusteed benefit plans.

     The Company accrues such benefit costs over the active service period of employees to the date of full eligibility for the benefits. The net unrecognized transition obligation, resulting from implementation of accrual accounting, is being amortized over approximately 20 years commencing with 1993.

     It is the Company's and PanEnergy's general policy to fund accrued postretirement health care costs. PanEnergy's retiree life insurance plan is fully funded based on actuarially-determined requirements. FERC policy generally allows, subject to individual pipeline proceedings, for current rate recovery of funded accrued postretirement benefit costs including amortization of the transition obligation. Pending FERC approval for recovery, TETCO has deferred certain postretirement benefit costs.

     The Company's net postretirement benefit cost, allocated by PanEnergy, is summarized as follows:

                                                                   YEARS ENDED DECEMBER 31
                                                                  -------------------------
                              Millions                            1995      1994      1993
    ------------------------------------------------------------  -----     -----     -----
    Actual return on plan assets................................  $ 0.6     $ 0.2     $ 0.1
    Amount deferred.............................................   (0.3)       --      (0.1)
                                                                  -----     -----     -----
    Expected return on plan assets..............................    0.3       0.2        --
    Service cost benefits earned during the period..............   (0.5)     (0.6)     (0.5)
    Interest cost on accumulated obligations....................   (6.3)     (6.2)     (5.9)
    Net amortization and deferral...............................   (0.7)     (0.7)     (1.2)
                                                                  -----     -----     -----
              Net postretirement benefits cost..................  $(7.2)    $(7.3)    $(7.6)
                                                                  =====     =====     =====

     The assumed health care cost trend rate used to estimate postretirement benefits was 9% for 1996. The health care cost trend rate is expected to decrease, with a 5.5% ultimate trend rate expected to be achieved by 1999. The effect of a 1% increase in the assumed health care cost trend rate for each future year is $0.3 million on the annual aggregate of the service and interest cost components of net periodic postretirement benefit cost and $4.1 million on PanEnergy's accumulated postretirement benefit obligation attributable to the Company at December 31, 1995. Other assumptions used in postretirement benefit accounting are as follows:

                                                                          DECEMBER 31
                                                                     ----------------------
                                                                     1995     1994     1993
                                                                     ----     ----     ----
    Discount rate..................................................   7.5%     8.5%     7.5%
    Rate of increase in compensation levels........................   5.0      5.0      5.0
    Expected long-term rate of return on plan assets...............   9.5      9.5      9.5
    Assumed tax rate, health care portion only.....................  39.6     39.6     39.6

     Other Postemployment Benefits. The Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1994. This standard requires accruals for benefits provided by the Company to certain former or inactive employees. TETCO has received permission from FERC to defer such costs, pending future rate filings requesting recovery. The earnings impact of this change in accounting policy was not significant.

            TEXAS EASTERN TRANSMISSION CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED QUARTERLY FINANCIAL DATA

                                                                       QUARTERS ENDED
                                                        ---------------------------------------------
Millions                                                MARCH 31     JUNE 30     SEPT. 30     DEC. 31
--------                                                --------     -------     --------     -------
1995
  Operating revenues..................................   $227.6      $ 212.8      $209.7      $ 224.3
  Operating expenses..................................    148.8        136.3       142.9        152.3
                                                         ------      -------      ------      -------
  Operating income....................................     78.8         76.5        66.8         72.0
  Other income, net of deductions.....................      0.7          2.0         1.9          0.8
  Interest expense....................................     23.9         23.6        22.2         22.6
                                                         ------      -------      ------      -------
  Income before income tax............................     55.6         54.9        46.5         50.2
  Income tax..........................................     22.2         21.9        18.7         18.2
                                                         ------      -------      ------      -------
  Net Income..........................................   $ 33.4      $  33.0      $ 27.8      $  32.0
                                                         ======      =======      ======      =======
1994
  Operating revenues..................................   $203.1      $ 199.1      $204.7      $ 219.8
  Operating expenses..................................    144.3        133.7       133.2        150.8
                                                         ------      -------      ------      -------
  Operating income....................................     58.8         65.4        71.5         69.0
  Other income, net of deductions.....................      6.4          8.0         6.7         16.5
  Interest expense....................................     21.1         21.6        22.0         24.7
                                                         ------      -------      ------      -------
  Income before income tax............................     44.1         51.8        56.2         60.8
  Income tax..........................................     18.5         21.8        21.3         25.2
                                                         ------      -------      ------      -------
  Net Income..........................................   $ 25.6      $  30.0      $ 34.9      $  35.6
                                                         ======      =======      ======      =======

            TEXAS EASTERN TRANSMISSION CORPORATION AND SUBSIDIARIES

         SUMMARY OF SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

                                                           YEARS ENDED DECEMBER 31
                                            -----------------------------------------------------
Millions                                     1995        1994       1993        1992       1991
--------                                    -------     -------    -------     -------    -------
OPERATING REVENUES.......................  $  874.4    $  826.7   $  905.6    $1,083.5   $1,265.6
COSTS AND EXPENSES
  Natural gas purchased..................        --          --       96.2       214.5      440.4
  Operating and maintenance..............     306.3       272.9      346.3(1)    317.7      305.5
  Depreciation and amortization..........     143.9       141.1      140.8       136.1      132.5
  Other costs and expenses...............     130.1       148.0      140.4       137.4      145.8
                                           --------    --------   --------    --------   --------
OPERATING INCOME.........................     294.1       264.7      181.9       277.8      241.4
INTEREST EXPENSE.........................      92.3        89.4      118.5       121.9      103.6
NET INCOME...............................  $  126.2    $  126.1   $   54.7(1) $  123.3    $  92.4
PLANT, PROPERTY AND EQUIPMENT............  $3,218.9    $3,122.8   $2,982.1    $2,774.0   $2,686.8
Accumulated depreciation and
  amortization...........................    (681.9)     (584.6)    (478.5)     (359.6)    (249.1)
                                           --------    --------   --------    --------   --------
Net plant, property and equipment........  $2,537.0    $2,538.2   $2,503.6    $2,414.4   $2,437.7
TOTAL ASSETS.............................  $4,151.8    $4,198.9   $4,590.6    $4,714.1   $4,584.4
CAPITAL STRUCTURE
  Long-term debt due within one year.....  $     --    $     --   $     --    $   65.0   $     --
  Notes payable..........................     355.0          --       18.4        17.0         --
  Long-term debt........................ .    820.5       818.4      717.2     1,093.5      872.0
  Common stockholder's equity............   1,556.7     1,887.3    2,137.0     2,084.9    1,962.2
                                           --------    --------   --------     --------   -------
TOTAL CAPITALIZATION.....................  $2,732.2    $2,705.7   $2,872.6    $3,260.4   $2,834.2
OPERATING CASH FLOW......................  $  259.6    $  189.0   $  230.8    $   12.6   $  377.6
CAPITAL EXPENDITURES.....................  $  135.3    $  160.5   $  216.4    $  107.5   $  114.3
VOLUMES, BCF(2)
  Transports.............................     1,192       1,155      1,045         924        778
  Sales..................................        --          --         33          97        196
                                           --------    --------   --------     --------   -------
  Total..................................     1,192       1,155      1,078        1,021       974
                                           ========    ========   ========     ========   =======

---------------

(1) Includes a $100 million charge ($60.2 million after tax) reflecting TETCO's settlement of Order 636 implementation and other issues.

(2) Billion cubic feet at 14.73 pounds per square inch atmospheric pressure.

See the Notes to Consolidated Financial Statements for a discussion of material contingencies

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TEXAS EASTERN TRANSMISSION CORPORATION

                                      By       /s/  ROBERT W. REED
                                      --------------------------------------
                                                    Robert W. Reed
                                                      Secretary

Date: March 28, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1996.

                 SIGNATURES                                           TITLE
---------------------------------------------    -----------------------------------------------
      (i) Principal executive officer:*
               /s/  PAUL M. ANDERSON
    --------------------------------------
              Paul M. Anderson                   Chairman and Chief Executive Officer

     (ii) Principal financial officer:*
            /s/  PAUL F. FERGUSON, JR.
    --------------------------------------
            Paul F. Ferguson, Jr.                Senior Vice President and Chief Financial Officer

    (iii) Principal accounting officer:*
                /s/  SANDRA P. MEYER
    --------------------------------------
               Sandra P. Meyer                   Vice President

    (iv) Directors:*

               PAUL M. ANDERSON
               FRED J. FOWLER
               DENNIS R. HENDRIX
               G. L. MAZANEC
    ---------------
    * Signed on behalf of each of these persons:

        By   /s/  ROBERT W. REED
    --------------------------------------
                  Robert W. Reed
                  Attorney-in-Fact