Form 10-Q
period 1996-03-31
TEXAS EASTERN TRANSMISSION CORP
filed 1996-05-13
CIK 97432

===========================================================================

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                        -----------------------

                               FORM 10-Q

                        -----------------------

                           QUARTERLY REPORT

                Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

                 For the Quarter Ended March 31, 1996
                      Commission File No. 1-4456

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

                        -----------------------

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

The Registrant's parent, PanEnergy Corp (File No. 1-8157), files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                Class                      Outstanding at April 30, 1996
     --------------------------            -----------------------------
     Common Stock, $1 par value                        1,000

===========================================================================

                     PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements - Unaudited

         Texas Eastern Transmission Corporation and Subsidiaries
                    CONSOLIDATED STATEMENT OF INCOME

                                                              Three Months Ended
                                                              March 31
                                                     --      -------------------
Millions                                     1996        1995
- --------                                     ----        ----
Operating Revenues
         Transportation and storage of natural gas            $227      $220
         Other                                 12           8
                                                  ----        ----
                           Total (Note 2)                           239       228
                                                  ----        ----
Costs and Expenses
         Operating and maintenance                         79        78
         General and administrative                                  28        25
         Depreciation and amortization                          36        36
         Miscellaneous taxes                        11          10
                                                  ----        ----
                           Total                   154         149
                                                  ----        ----

Operating Income                               85          79

Other Income, Net of Deductions                      2           1
                                                  ----        ----
Earnings Before Interest and Tax                    87          80

Interest Expense                               31          25
                                                  ----        ----
Earnings Before Income Tax                     56          55

Income Tax                                     22          22
                                                  ----        ----
NET INCOME                                   $ 34        $ 33
                                                  ====        ====



       See accompanying notes to consolidated financial statements

         Texas Eastern Transmission Corporation and Subsidiaries
                       CONSOLIDATED BALANCE SHEET
                                 ASSETS

                                     March 31,    December 31,
Millions                               1996           1995
- --------                             ---------    ------------
Current Assets
 Accounts receivable, net             $   28         $   23
 Inventory and supplies                   19             19
 Current deferred income tax              42             45
 Other (Notes 2 and 3)                   113            114
                                      ------         ------
   Total                                 202            201
                                      ------         ------

Investments
 Advances receivable - parent            675            686
 Other                                    17             17
                                      ------         ------
   Total                                 692            703
                                      ------         ------

Plant, Property and Equipment
 Cost                                  3,215          3,219
 Accumulated depreciation and amortization             (706)(682)
                                      ------         ------
   Net plant, property and equipment   2,509          2,537
                                      ------         ------

Deferred Charges
 Goodwill, net                           172            173
 Other (Notes 2 and 3)                   524            538
                                      ------         ------
   Total                                 696            711
                                      ------         ------

TOTAL ASSETS                          $4,099         $4,152
                                      ======         ======



       See accompanying notes to consolidated financial statements

         Texas Eastern Transmission Corporation and Subsidiaries
                       CONSOLIDATED BALANCE SHEET
                  LIABILITIES AND STOCKHOLDER'S EQUITY

                                     March 31,    December 31,
Millions                               1996           1995
- --------                             ---------    ------------
Current Liabilities
 Note payable - parent                 $  355        $  355
 Accounts payable                          32            44
 Accrued income tax - parent               17            42
 Accrued interest                          23            21
 Other (Notes 2 and 3)                    276           282
                                       ------        ------
   Total                                  703           744
                                       ------        ------
Deferred Liabilities and Credits
 Deferred income tax                      586           586
   Other (Notes 2 and 3)                  398           444
                                       ------        ------
   Total                                  984         1,030
                                       ------        ------

Long-term Debt                            821           821
                                       ------        ------

Commitments and Contingent Liabilities
 (Notes 2, 3 and 4)

Common Stockholder's Equity
 Common stock, one thousand shares
   authorized, issued and outstanding,
   $1 par value per share                  -             -
 Paid-in capital                        1,471         1,471
 Retained earnings                        120            86
                                       ------        ------
   Total                                1,591         1,557
                                       ------        ------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY           $4,099    $4,152
                                       ======        ======



       See accompanying notes to consolidated financial statements

         Texas Eastern Transmission Corporation and Subsidiaries
                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                Three Months Ended
                                                March 31
                                                ------------------
Millions                                     1996        1995
- --------                                    -----       -----
Operating Activities
 Net income                                 $  34       $  33
 Adjustments to reconcile net income to operating
   cash flows -
      Depreciation and amortization            36          36
      Deferred income tax expense               3           6
      Other non-cash items in net income        2           2
      Net change in operating assets
        and liabilities                       (75)        (32)
                                            -----       -----
 Net Cash Flows Provided by Operating Activities            -        45
                                            -----       -----
Investing Activities
 Net decrease (increase) in advances
      receivable - parent                      11        (128)
 Capital expenditures                          (7)        (15)
 Property retirements and other                (1)          1
                                            -----       -----
 Net Cash Flows Provided by (Used in)
      Investing Activities                      3        (142)
                                            -----       -----
Financing Activities
 Net increase in notes payable                  -          98
 Accounts payable - banks                      (3)         (7)
                                            -----       -----
 Net Cash Flows Provided by (Used in)
      Financing Activities                     (3)         91
                                            -----       -----
Net Change in Cash
 Decrease in cash and cash equivalents          -          (6)
 Cash and cash equivalents, beginning of period -          11
                                            -----       -----
 Cash and Cash Equivalents, End of Period               $   -     $   5
                                            =====       =====
Supplemental Disclosures
 Cash paid for interest (net of amount capitalized)     $  26     $  20
 Cash paid for income tax (including
    intercompany amounts)                      45          39



       See accompanying notes to consolidated financial statements

        TEXAS EASTERN TRANSMISSION CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1. General

    Texas Eastern Transmission Corporation (TETCO) and its subsidiaries (the Company) are involved in the interstate transportation and storage of natural gas. TETCO is a wholly-owned subsidiary of PanEnergy Corp (PanEnergy). The interstate gas transmission oper-ations of TETCO are subject to the rules, regulations and accounting procedures of the Federal Energy Regulatory Commission (FERC).

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

 2. Natural Gas Revenues and Regulatory Matters

    When rate cases are pending final FERC approval, a portion of the revenues collected by TETCO is subject to possible refunds. The Company has established adequate reserves where required for such cases. The following is a summary of significant pending regulatory matters.

    FERC Order 636 and Transition Costs

    During 1993, TETCO began providing restructured services pursuant to FERC Order 636. This order, which is on appeal to the courts, requires pipeline service restructuring that unbundles sales, transportation and storage services. Order 636 allows pipelines to recover eligible costs resulting from implementation of the order (transition costs).

    TETCO's final and nonappealable Order 636 settlement, implemented on August 1, 1994, provides for the recovery of certain transition costs through volumetric and reservation charges through 2002 and beyond, if necessary. Pursuant to the settlement, TETCO will absorb a certain portion of the transition costs, the amount of which continues to be subject to change dependent upon natural gas prices and deliverability levels. In 1993, the Company established an additional provision to reflect the impact of the settlement and increased its liabilities in 1995 upon producers' discoveries of additional natural gas reserves.

    At March 31, 1996 and December 31, 1995, the Company had recorded
    $62 million and $303 million (1996), and $65 million and $310 million
    (1995) of current and long-term regulatory assets, respectively, representing transition costs incurred or estimated to be incurred that will be recovered. At March 31, 1996 and December 31, 1995, the Company had recorded estimated current and long-term liabilities related to Order 636 transition costs of $115 million and $148 million (1996), and $125 million and $165 million (1995), respectively.

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

    Other

    TETCO, pursuant to FERC requirements, requested FERC approval to record the impact of adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," including the recognition of a portion of the impact as an increase to stock-holder's equity. FERC has not issued a response to this request. While it is not known when FERC will address this issue, the Company believes the ultimate resolution of this matter will not have a material adverse effect on consolidated financial position.

 3. Environmental Matters

    TETCO is currently conducting PCB (polychlorinated biphenyl) assessment and cleanup programs at certain of its compressor station sites under conditions stipulated by a U.S. Consent Decree. The programs include on- and off-site assessment, installation of on-site source control equipment and groundwater monitoring wells, and on- and off-site cleanup work. TETCO expects to complete the cleanup programs at up to 89 sites in as many as 14 states by the year 1998. Groundwater monitoring activities will continue beyond 1998.

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

    At March 31, 1996 and December 31, 1995, TETCO had current and long-term liabilities recorded of $54 million and $155 million
    (1996), and $45 million and $168 million (1995), respectively, for remaining estimated cleanup costs. These cost estimates represent gross cleanup costs expected to be incurred by TETCO, have not been discounted or reduced by customer recoveries and do not include fines, penalties or third-party claims. Estimated liabilities for remaining TETCO PCB cleanup costs were reduced in the fourth quarter 1995 as a result of lower-than-projected cleanup costs incurred on completed sites. As a result of the reduction in estimated cleanup costs, the related regulatory assets were also reduced. At March 31, 1996 and December 31, 1995, TETCO had current and long-term regulatory assets recorded of $18 million and $96 million (1996), and $17 million and $102 million (1995), respectively, representing costs to be recovered from customers.

    The federal and state cleanup programs are not expected to interrupt or diminish TETCO's ability to deliver natural gas to customers. The Company believes the ultimate resolution of matters relating to the environmental issues discussed above will not have a material adverse effect on consolidated results of operations or financial position.

 4. Litigation

    In connection with a rupture and fire that occurred on TETCO's 36-inch natural gas pipeline on March 23, 1994 in Edison, New Jersey, claims have been made and numerous lawsuits have been filed in the Superior Court of New Jersey, Middlesex County against TETCO and other private and governmental entities by or on behalf of hundreds of individuals and general businesses. These claimants seek compensatory damages for personal injuries and/or property losses, as well as punitive damages. The property insurers of an apartment complex adjacent to the asphalt plant where the rupture occurred also have filed suits against TETCO and other defendants in Superior Court seeking to recover amounts paid under pertinent policies of insurance. Quality Materials, Inc. (Quality), the owner of the asphalt plant, filed suit in the U.S. District Court for the District of New Jersey against TETCO seeking to recover unspecified property damages, lost income and punitive damages. TETCO filed a counterclaim against Quality. In April 1996, the U.S. District Court dismissed the suit by Quality and the counterclaim by TETCO on the grounds that all claims should be resolved in the pending Middlesex County litigation.

    The findings of an investigation of the incident by the Company and the National Transportation Safety Board (NTSB) indicate third-party damage to be the cause of the rupture. Additionally, an NTSB report found that TETCO's pipeline operations met or exceeded federal safety regulations. The Company recorded a provision in 1994 for costs related to this incident that are not recoverable under the Company's insurance policies. The Company expects the resolution of these matters will not have a material adverse effect on consolidated results of operations or financial position.

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

 5. Fair Presentation

    The information as furnished reflects all normal recurring adjust-ments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of March 31, 1996, and results of operations and cash flows for the three months ended March 31, 1996 and 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information is provided to facilitate increased understanding of the 1996 and 1995 interim consolidated financial statements and accompanying notes presented in Item 1. Because all of the outstanding capital stock of TETCO is owned by PanEnergy, the following discussion has been prepared in accordance with the reduced disclosure format permitted by Form 10-Q for issuers that are wholly-owned subsidiaries of reporting companies under the Securities Exchange Act of 1934.

OPERATING ENVIRONMENT

Order 636 Transition Costs - With implementation of Order 636 and the elimination of TETCO's pipeline merchant services, the Company is incurring certain costs related to the transition, primarily TETCO's gas purchase contract commitments. At March 31, 1996, TETCO's gross commitments under gas purchase contracts that do not contain market-sensitive pricing provisions were approximately $160 million, $115 million, $60 million and $25 million for the years 1996 through 1999, respectively, with no significant amounts thereafter. These estimates reflect significant assumptions regarding deliverability and natural gas prices.

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

During the next two years, above-market gas purchase contract payments by TETCO are expected to exceed transition cost collections from customers. Net cash receipts related to transition costs are expected to occur in periods thereafter. Cash requirements related to transition costs will be funded by cash from operations, debt issuances, periodic sales of customer accounts and/or collection of intercompany advances receivable.

The Company believes the exposure associated with gas purchase contract commitments and the termination of TETCO's pipeline merchant services is substantially mitigated by transition cost recovery pursuant to TETCO's settlement, Order 636 and other mechanisms, and further believes that these matters will not have a material adverse effect on future consolidated results of operations, financial position or liquidity.

For information concerning certain other regulatory proceedings, environ-mental matters and other contingencies, see Notes 2, 3 and 4 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Consolidated net income for the three months ended March 31, 1996 was $34 million, compared with $33 million for the same period in 1995. Natural gas volumes, totaling 433 trillion British thermal units for the first three months of 1996, increased 18% as compared with the same period in 1995.

Earnings before interest and tax increased $7 million comparing the first three months of 1996 with the prior-year period. Revenues increased
$11 million, or 5%, primarily due to colder weather and new pipeline expansion projects. Higher expenses, including $2 million of severance expense, partially offset the increase in revenues.

Interest expense increased $6 million comparing the first three months of 1996 with the same period in 1995, reflecting higher average debt balances outstanding.

CAPITAL EXPENDITURES

Capital expenditures totaled $7 million in the first three months of 1996, compared with $15 million for the same period in 1995. Capital expenditures for 1996 are expected to approximate $130 million, with market-expansion expenditures approximating 35% of the capital budget. Expenditures for 1996 are expected to be funded by cash from operations, debt issuances, periodic sales of customer accounts with limited recourse and/or repayment of intercompany advances receivable.


PAR                    T II.  OTHER INFORMATION


                                  Item 1.  Legal Proceedings

See Notes 2, 3 and 4 of the Notes to Consolidated Financial Statements in
Part I of this Report, which are incorporated herein by reference. See also Item 3 of TETCO's Annual Report on Form 10-K for the year ended December 31, 1995.

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




Date:  May 13, 1996