Form 10-Q
period 1996-06-30
TEXAS EASTERN TRANSMISSION CORP
filed 1996-08-13
CIK 97432

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

                  For the Quarter Ended June 30, 1996
                      Commission File No. 1-4456

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

The Registrant's parent, PanEnergy Corp (File No. 1-8157), files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                Class                      Outstanding at July 31, 1996
     --------------------------            ----------------------------
     Common Stock, $1 par value                        1,000

===========================================================================

                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements - Unaudited

         Texas Eastern Transmission Corporation and Subsidiaries
                    CONSOLIDATED STATEMENT OF INCOME

                                                                  Periods Ended June 30
                                           Three Months                                                Six Months
                                           ---------------                                            ----------------
Millions              1996          1995        1996    1995
- --------             ------        ------      ------  ------
Operating Revenues
         Transportation and storage
           of natural gas     $211.2         $205.1     $437.9                                                $425.2
         Other               10.6         7.7             23.1                                   15.2
                                    ------     ------                                      ------             ------
                            Total (Note 2)      221.8  212.8                                                    461.0         440.4
                                    ------     ------                                      ------             ------
Costs and Expenses
         Operating and maintenance        73.6          70.2                                                    152.0         147.9
         General and administrative       25.0          19.8                                      53.1               44.4
         Depreciation and amortization          36.4    36.5                                      72.8               72.8
         Miscellaneous taxes          10.2      9.8       21.4                                   20.0
                                    ------     ------                                      ------             ------
                            Total    145.2      136.3                                       299.3              285.1
                                    ------     ------                                      ------             ------

Operating Income             76.6    76.5       161.7   155.3

Other Income, Net of Deductions        1.7      0.7        3.4                                    1.4
                                    ------     ------                                      ------             ------
Earnings Before Interest and Tax      78.3     77.2      165.1                                                 156.7
                                    ------     ------                                      ------             ------
Interest Expense
  Parent                7.4           -          14.9     -
         Other               21.8    22.3        44.2    46.2
                                    ------     ------                                      ------             ------
                            Total     29.2     22.3       59.1                                   46.2
                                    ------     ------                                      ------             ------
Earnings Before Income Tax   49.1    54.9       106.0   110.5

Income Tax                   19.3    21.9        41.7    44.1
                                    ------     ------                                      ------             ------
NET INCOME                    $ 29.8         $ 33.0     $ 64.3                                                $ 66.4
                                    ======     ======                                      ======             ======



       See accompanying notes to consolidated financial statements

         Texas Eastern Transmission Corporation and Subsidiaries
                       CONSOLIDATED BALANCE SHEET
                                 ASSETS

                                    June 30,      December 31,
Millions                              1996            1995
- --------                            --------      ------------
Current Assets
 Cash and cash equivalents          $    0.2       $    0.1
 Accounts receivable, net               74.3           22.8
 Inventory and supplies                 18.8           19.1
 Current deferred income tax            33.8           45.1
 Other (Notes 2 and 3)                 122.3          114.2
                                    --------       --------
   Total                               249.4          201.3
                                    --------       --------

Investments
 Advances receivable - parent          690.8          686.1
 Other                                  16.6           16.6
                                    --------       --------
   Total                               707.4          702.7
                                    --------       --------

Plant, Property and Equipment
 Cost                                3,225.3        3,218.9
 Accumulated depreciation and amortization           (733.4)   (681.9)
                                    --------       --------
   Net plant, property and equipment                2,491.9   2,537.0
                                    --------       --------

Deferred Charges
 Goodwill, net                         170.8          173.4
 Other (Notes 2 and 3)                 503.3          537.4
                                    --------       --------
   Total                               674.1          710.8
                                    --------       --------

TOTAL ASSETS                        $4,122.8       $4,151.8
                                    ========       ========



       See accompanying notes to consolidated financial statements

         Texas Eastern Transmission Corporation and Subsidiaries
                       CONSOLIDATED BALANCE SHEET
                  LIABILITIES AND STOCKHOLDER'S EQUITY

                                    June 30,      December 31,
Millions                              1996            1995
- --------                            --------      ------------
Current Liabilities
 Note payable - parent               $  355.0       $  355.0
 Accounts payable                        40.8           44.3
 Accrued income tax - parent             32.7           41.9
 Accrued interest                        21.3           21.3
 Other (Notes 2 and 3)                  255.7          281.9
                                     --------       --------
   Total                                705.5          744.4
                                     --------       --------
Deferred Liabilities and Credits
 Deferred income tax                    578.7          586.0
   Other (Notes 2 and 3)                395.9          444.2
                                     --------       --------
   Total                                974.6        1,030.2
                                     --------       --------

Long-term Debt                          821.7          820.5
                                     --------       --------

Commitments and Contingent Liabilities
 (Notes 2, 3 and 4)

Common Stockholder's Equity
 Common stock, one thousand shares
   authorized, issued and outstanding,
   $1 par value per share                 -              -
 Paid-in capital                      1,470.7        1,470.7
 Retained earnings                      150.3           86.0
                                     --------       --------
   Total                              1,621.0        1,556.7
                                     --------       --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $4,122.8  $4,151.8
                                     ========       ========



       See accompanying notes to consolidated financial statements

         Texas Eastern Transmission Corporation and Subsidiaries
                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                Six Months Ended
                                                June 30
                                                ---------------------
Millions                                    1996        1995
- --------                                  -------     -------
Operating Activities
 Net income                               $  64.3     $  66.4
 Adjustments to reconcile net income to operating
   cash flows -
      Depreciation and amortization          72.8        72.8
      Deferred income tax expense             4.1        11.4
      Other non-cash items in net income      3.5        (0.9)
      Net change in operating assets
        and liabilities                    (117.1)      (88.9)
                                          -------     -------
 Net Cash Flows Provided by Operating Activities         27.6      60.8
                                          -------     -------
Investing Activities
 Capital expenditures                       (30.2)      (46.6)
 Net increase in advances receivable - parent            (4.7)    (17.9)
 Property retirements and other               5.4        (0.7)
                                          -------     -------
 Net Cash Flows Used in Investing Activities            (29.5)    (65.2)
                                          -------     -------
Financing Activities
 Accounts payable - banks                     2.0        (5.8)
                                          -------     -------
 Net Cash Flows Provided by (Used in)
   Financing Activities                       2.0        (5.8)
                                          -------     -------
Net Change in Cash
 Increase (decrease) in cash and cash equivalents         0.1     (10.2)
 Cash and cash equivalents, beginning of period           0.1      11.0
                                          -------     -------
 Cash and Cash Equivalents, End of Period             $   0.2   $   0.8
                                          =======     =======
Supplemental Disclosures
 Cash paid for interest (net of amount capitalized)   $  55.7   $  43.5
 Cash paid for income tax (including
   intercompany amounts)                     47.7        43.0



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

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements. Certain amounts of reported revenues and expenses are also affected by these estimates and assumptions. Actual results could differ from those estimates. The consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation. Certain amounts for the prior periods have been reclassified in the consolidated financial statements to conform to the current presentation.

 2. Natural Gas Revenues and Regulatory Matters

    When rate cases are pending final FERC approval, a portion of the revenues collected by TETCO is subject to possible refunds. The Company has established adequate reserves where required for such cases. The following is a summary of significant pending regulatory matters.

    FERC Order 636 and Transition Costs

    During 1993, TETCO began providing restructured services pursuant to FERC Order 636. This order requires pipeline service restructuring that unbundles sales, transportation and storage services. Order 636 allows pipelines to recover eligible costs resulting from implementation of the order (transition costs). On July 16, 1996, the U.S. Court of Appeals for the District of Columbia upheld, in general, all aspects of Order 636 and remanded certain issues for further explanation. One of the issues remanded for further explanation is whether pipelines should be entitled to recover 100% of gas supply realignment (GSR) costs. This matter is substantially mitigated by TETCO's Order 636 settlement.

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

    At June 30, 1996 and December 31, 1995, the Company had recorded $61.9 million and $289.9 million (1996), and $65 million and $310 million (1995) of current and long-term regulatory assets, respectively, representing transition costs incurred or estimated to be incurred that will be recovered. At June 30, 1996 and December 31, 1995, the Company had recorded estimated current and long-term liabilities related to Order 636 transition costs of $89.8 million and $153.4 million (1996), and $125 million and $165 million (1995), respectively.

    In July 1996, TETCO received $76 million for the sale of certain Order 636 GSR surcharges, with limited recourse. In the opinion of management, the probability that TETCO will be required to perform under the recourse provisions is remote.

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

    Other - TETCO, pursuant to FERC requirements, requested FERC approval to record the impact of adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," including the recognition of a portion of the impact as an increase to stock-holder's equity. FERC has not yet issued a response to this request. The Company believes the ultimate resolution of this matter will not have a material adverse effect on consolidated financial position.

 3. Environmental Matters

    TETCO is currently conducting PCB (polychlorinated biphenyl) assess-ment and cleanup programs at certain of its compressor station sites under conditions stipulated by a U.S. Consent Decree. The programs include on- and off-site assessment, installation of on-site source control equipment and groundwater monitoring wells, and on- and off-site cleanup work. TETCO expects to complete these cleanup programs by 1998. Groundwater monitoring activities will continue beyond 1998. In addition, TETCO has conducted PCB cleanup work at certain on- and off-site areas pursuant to separate agreements with the states of Pennsylvania and New Jersey.

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

    At June 30, 1996 and December 31, 1995, TETCO had current and long-term liabilities recorded of $61.2 million and $140.8 million
    (1996), and $44.9 million and $168.3 million (1995), respectively, for remaining estimated cleanup costs. These cost estimates repre-sent gross cleanup costs expected to be incurred by TETCO, have not been discounted or reduced by customer recoveries and do not include fines, penalties or third-party claims. Estimated liabilities for remaining TETCO PCB cleanup costs were reduced in the fourth quarter 1995 as a result of lower-than-projected cleanup costs incurred on completed sites. As a result of the reduction in estimated cleanup costs, the related regulatory assets were also reduced. At June 30, 1996 and December 31, 1995, TETCO had current and long-term regula-tory assets recorded of $18.5 million and $91.1 million (1996), and $17 million and $101.7 million (1995), respectively, representing costs to be recovered from customers.

    The federal and state cleanup programs are not expected to interrupt or diminish TETCO's ability to deliver natural gas to customers. The Company believes the ultimate resolution of matters relating to the environmental issues discussed above will not have a material adverse effect on consolidated results of operations or financial position.

 4. Litigation

    In connection with a rupture and fire that occurred on TETCO's 36-inch natural gas pipeline on March 23, 1994 in Edison, New Jersey, claims have been made and numerous lawsuits have been filed in the Superior Court of New Jersey, Middlesex County against TETCO and other private and governmental entities by or on behalf of hundreds of individuals and businesses. These claimants seek compensatory damages for personal injuries and/or property losses, as well as punitive damages. The property insurers of an apartment complex adjacent to the asphalt plant where the rupture occurred also have filed suits against TETCO and other defendants in Superior Court seeking to recover amounts paid under pertinent policies of insurance. TETCO has settled the claims of the property insurers and some of the claims of individuals and businesses while retaining the right to seek recovery of those settlement amounts from the other defendants. Quality Materials, Inc. (Quality), the owner of the asphalt plant, filed suit in the U.S. District Court for the District of New Jersey against TETCO seeking to recover unspecified property damages, lost income and punitive damages. TETCO filed a counter-claim against Quality. In April 1996, the U.S. District Court dismissed the suit by Quality and the counterclaim by TETCO on the grounds that all claims should be resolved in the pending Middlesex County litigation.

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

    On August 30, 1995, two plaintiffs filed a lawsuit with class action allegations in Jefferson County, Texas, against PanEnergy, Texas Eastern Corporation and TETCO, among others. While that suit ultimately was dismissed, one of the two original plaintiffs refiled the suit on June 3, 1996, in the Circuit Court of the City of St. Louis, Missouri. The defendants now have removed the suit to the U.S. District Court for the Eastern District of Missouri, Eastern Division. The plaintiff seeks recovery of compensatory and punitive damages, in unspecified amounts, for personal injuries and property damage resulting from alleged exposure to PCBs.

    The Company expects the resolution of all the above litigation matters will not have a material adverse effect on consolidated results of operations or financial position.

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

OPERATING ENVIRONMENT

Order 636 Transition Costs - With implementation of Order 636 and the elimination of TETCO's pipeline merchant services, the Company is incurring certain costs related to the transition, primarily TETCO's gas purchase contract commitments. TETCO's gross commitments under gas purchase contracts that do not contain market-sensitive pricing provisions are approximately $160 million, $115 million, $60 million and $25 million for the years 1996 through 1999, respectively, with no significant amounts thereafter. These estimates reflect significant assumptions regarding deliverability and natural gas prices.

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

RESULTS OF OPERATIONS

Consolidated net income for the six months ended June 30, 1996 was $64.3 million, compared with $66.4 million for the same period in 1995. Natural gas transportation volumes, totaling 726 trillion British thermal units for the first six months of 1996, increased 13% as compared with the same period in 1995.

Earnings before interest and tax increased $8.4 million comparing the first six months of 1996 with the prior-year period. Revenues increased
$20.6 million, or 5%, primarily due to colder weather and new expansion projects. Higher operating expenses, including $2.3 million of severance expense recorded in the first quarter 1996, partially offset the increase in revenues.

Interest expense increased $12.9 million comparing the first six months of 1996 with the same period in 1995, reflecting higher average debt balances outstanding.

CAPITAL EXPENDITURES

Capital expenditures totaled $30.2 million in the first six months of 1996, compared with $46.6 million for the same period in 1995. Capital expenditures for 1996 are expected to approximate $135 million, with market-expansion expenditures comprising 40% of the capital budget. Expenditures for 1996 are expected to be funded by cash from operations, periodic sales of customer accounts with limited recourse and/or collection of intercompany advances receivable.


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




Date:  August 13, 1996