Form 10-Q
period 1996-09-30
TEXAS EASTERN TRANSMISSION CORP
filed 1996-11-12
CIK 97432

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

               For the Quarter Ended September 30, 1996
                      Commission File No. 1-4456

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

The Registrant's parent, PanEnergy Corp (File No. 1-8157), files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                Class                    Outstanding at October 31, 1996
     --------------------------          -------------------------------
     Common Stock, $1 par value                      1,000

===========================================================================

                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements - Unaudited

         Texas Eastern Transmission Corporation and Subsidiaries
                    CONSOLIDATED STATEMENT OF INCOME

                                                               Periods Ended September 30
                                           Three Months                                                Nine Months
                                           ---------------                                            ---------------
Millions              1996          1995        1996    1995
--------             ------        ------      ------  ------
Operating Revenues
         Transportation and storage
           of natural gas     $208.5         $202.7     $646.4                                                $627.9
         Other               12.0         7.0             35.1                                   22.2
                                    ------     ------                                      ------             ------
                            Total (Note 2)       220.5                                    209.7                 681.5         650.1
                                    ------     ------                                      ------             ------
Costs and Expenses
         Operating and maintenance        66.7          74.3                                                    218.7         222.2
         Depreciation and amortization          56.0    36.5                                                    109.1         109.3
         General and administrative        7.4          22.4                                      80.2               66.8
         Miscellaneous taxes          10.0      9.7       31.4                                   29.7
                                    ------     ------                                      ------             ------
                            Total    140.1      142.9                                       439.4              428.0
                                    ------     ------                                      ------             ------

Operating Income             80.4    66.8       242.1   222.1

Other Income, Net of Deductions        2.4      1.5        5.8                                    2.9
                                    ------     ------                                      ------             ------
Earnings Before Interest and Tax      82.8     68.3      247.9                                                 225.0
                                    ------     ------                                      ------             ------
Interest Expense
  Parent                7.3           -          22.2     -
         Other               22.8    21.8        67.0    68.0
                                    ------     ------                                      ------             ------
                            Total     30.1     21.8       89.2                                   68.0
                                    ------     ------                                      ------             ------
Earnings Before Income Tax   52.7    46.5       158.7   157.0

Income Tax                   20.4    18.7        62.1    62.8
                                    ------     ------                                      ------             ------
NET INCOME                    $ 32.3         $ 27.8     $ 96.6                                                $ 94.2
                                    ======     ======                                      ======             ======

       See accompanying notes to consolidated financial statements

         Texas Eastern Transmission Corporation and Subsidiaries
                       CONSOLIDATED BALANCE SHEET
                                 ASSETS

                                 September 30,    December 31,
Millions                             1996             1995
--------                         -------------    ------------
Current Assets
 Cash and cash equivalents         $    -          $    0.1
 Accounts receivable, net              13.2            22.8
 Inventory and supplies                17.4            19.1
 Current deferred income tax           44.6            45.1
 Other (Notes 2 and 4)                113.0           114.2
                                   --------        --------
   Total                              188.2           201.3
                                   --------        --------

Investments
 Advances receivable - parent         868.4           686.1
 Other                                 16.6            16.6
                                   --------        --------
   Total                              885.0           702.7
                                   --------        --------

Plant, Property and Equipment
 Cost                               3,258.3         3,218.9
 Accumulated depreciation and amortization           (765.8)   (681.9)
                                   --------        --------
   Net plant, property and equipment                2,492.5   2,537.0
                                   --------        --------

Deferred Charges
 Goodwill, net                        162.4           173.4
 Other (Notes 2 and 4)                480.4           537.4
                                   --------        --------
   Total                              642.8           710.8
                                   --------        --------

TOTAL ASSETS                       $4,208.5        $4,151.8
                                   ========        ========

       See accompanying notes to consolidated financial statements

         Texas Eastern Transmission Corporation and Subsidiaries
                       CONSOLIDATED BALANCE SHEET
                  LIABILITIES AND STOCKHOLDER'S EQUITY

                                 September 30,    December 31,
Millions                             1996             1995
--------                         -------------    ------------
Current Liabilities
 Long-term debt due within
   one year (Note 6)               $  250.0        $    -
 Note payable - parent                  -             355.0
 Accounts payable                      42.2            44.3
 Accrued income tax - parent           44.8            41.9
 Accrued interest                      23.2            21.3
 Other (Notes 2 and 4)                271.6           281.9
                                   --------        --------
   Total                              631.8           744.4
                                   --------        --------
Deferred Liabilities and Credits
 Deferred income tax                  606.7           586.0
   Other (Notes 2 and 4)              396.5           444.2
                                   --------        --------
   Total                            1,003.2         1,030.2
                                   --------        --------
Long-term Debt
 Note payable - parent (Note 3)       355.0             -
 Other (Note 6)                       572.4           820.5
                                   --------        --------
   Total                              927.4           820.5
                                   --------        --------
Commitments and Contingent Liabilities
 (Notes 2, 4 and 5)

Common Stockholder's Equity
 Common stock, one thousand shares
   authorized, issued and outstanding,
   $1 par value per share               -               -
 Paid-in capital                    1,463.5         1,470.7
 Retained earnings                    182.6            86.0
                                   --------        --------
   Total                            1,646.1         1,556.7
                                   --------        --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY         $4,208.5  $4,151.8
                                   ========        ========

       See accompanying notes to consolidated financial statements

         Texas Eastern Transmission Corporation and Subsidiaries
                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                Nine Months Ended
                                                September 30
                                                ---------------------
Millions                                    1996        1995
--------                                  -------     -------
Operating Activities
 Net income                               $  96.6     $  94.2
 Adjustments to reconcile net income to operating
   cash flows -
      Depreciation and amortization         109.1       109.3
      Deferred income tax expense            21.2        23.0
      Other non-cash items in net income      5.4         0.8
      Net change in operating assets
        and liabilities                       5.8       (41.3)
                                          -------     -------
 Net Cash Flows Provided by Operating Activities        238.1     186.0
                                          -------     -------
Investing Activities
 Capital expenditures                       (66.3)      (80.2)
 Net increase in advances receivable - parent          (182.3)   (109.7)
 Property retirements and other               6.0         0.1
                                          -------     -------
 Net Cash Flows Used in Investing Activities           (242.6)   (189.8)
                                          -------     -------
Financing Activities
 Accounts payable - banks                     4.4        (7.1)
                                          -------     -------
 Net Cash Flows Provided by (Used in)
   Financing Activities                       4.4        (7.1)
                                          -------     -------
Net Change in Cash
 Decrease in cash and cash equivalents       (0.1)      (10.9)
 Cash and cash equivalents, beginning of period           0.1      11.0
                                          -------     -------
 Cash and Cash Equivalents, End of Period             $   -     $   0.1
                                          =======     =======
Supplemental Disclosures
 Cash paid for interest (net of amount capitalized)   $  82.0   $  62.1
 Cash paid for income tax (including
   intercompany amounts)                     45.8        44.9

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

    At September 30, 1996 and December 31, 1995, the Company had recorded $64.6 million and $274 million (1996), and $65 million and $310 million (1995), of current and long-term regulatory assets, respectively, representing transition costs incurred or estimated to be incurred that will be recovered. At September 30, 1996 and December 31, 1995, the Company had recorded estimated current and long-term liabilities related to Order 636 transition costs of $84 million and $140 million (1996), and $125 million and $165 million (1995), respectively.

    In July 1996, TETCO received $76 million for the sale of the right to receive certain Order 636 GSR surcharges, with limited recourse. In the opinion of management, the probability that TETCO will be required to perform under the recourse provisions is remote.

    In 1993, the U.S. Department of the Interior (the Department) announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, and buyouts and buydowns of gas sales contracts with natural gas pipelines. TETCO, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of TETCO to the producers involves complex issues of law and fact which are likely to take a substantial period of time to resolve. On August 27, 1996, the U.S. Court of Appeals for the District of Columbia Circuit overturned a lower court ruling in favor of the government in litigation brought on behalf of producers challenging the Department's attempts to seek the additional royalties. The Department is seeking further review of the appellate ruling. If TETCO ultimately has to reimburse or indemnify the producers, TETCO will file with FERC to recover these costs from pipeline customers.

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

3.  Note Payable - Parent

    TETCO extended the maturity date of its $355 million note payable to PanEnergy to October 1, 2001. The note was originally due June 30, 1996.

4.  Environmental Matters

    TETCO is currently conducting PCB (polychlorinated biphenyl) assess-ment and cleanup programs at certain of its compressor station sites under conditions stipulated by a U.S. Consent Decree. The programs include on- and off-site assessment, installation of on-site source control equipment and groundwater monitoring wells, and on- and off-site cleanup work. TETCO expects to complete these cleanup programs during 1997. Groundwater monitoring activities will continue beyond 1997.

    In 1987, the Commonwealth of Kentucky instituted suit in state court against TETCO, alleging improper disposal of PCBs at TETCO's three compressor station sites in Kentucky. This suit, which is still pending, seeks penalties for violations of Kentucky environmental statutes. The Company previously established a reserve for potential fines and penalties. TETCO has completed cleanup of these sites.

    At September 30, 1996 and December 31, 1995, TETCO had current and long-term liabilities recorded of $68.3 million and $115.4 million
    (1996), and $44.9 million and $168.3 million (1995), respectively, for remaining estimated cleanup costs. These cost estimates repre-sent gross cleanup costs expected to be incurred by TETCO, have not been discounted or reduced by customer recoveries and do not include fines, penalties or third-party claims. Estimated liabilities for remaining TETCO PCB cleanup costs were reduced in the fourth quarter 1995 as a result of lower-than-projected cleanup costs incurred on completed sites. As a result of the reduction in estimated cleanup costs, the related regulatory assets were also reduced. At
    September 30, 1996 and December 31, 1995, TETCO had current and long-term regulatory assets recorded of $19.2 million and $86 million
    (1996), and $17 million and $101.7 million (1995), respectively, representing costs to be recovered from customers.

    The federal and state cleanup programs are not expected to interrupt or diminish TETCO's ability to deliver natural gas to customers. The Company believes the ultimate resolution of matters relating to the environmental issues discussed above will not have a material adverse effect on consolidated results of operations or financial position.

5.  Litigation

    In connection with a rupture and fire that occurred on TETCO's 36-inch natural gas pipeline on March 23, 1994 in Edison, New Jersey, claims have been made and numerous lawsuits have been filed in the Superior Court of New Jersey, Middlesex County against TETCO and other private and governmental entities by or on behalf of hundreds of individuals and businesses. These claimants seek compensatory damages for personal injuries and/or property losses, as well as punitive damages. The property insurers of an apartment complex adjacent to the asphalt plant where the rupture occurred also have filed suits against TETCO and other defendants in Superior Court seeking to recover amounts paid under pertinent policies of insurance. TETCO has settled the claims of the property insurers and some individuals and businesses, while retaining the right to seek recovery of those settlement amounts from other defendants. Quality Materials, Inc. (Quality), the owner of the asphalt plant, filed suit in the U.S. District Court for the District of New Jersey against TETCO seeking to recover unspecified property damages, lost income and punitive damages. TETCO filed a counterclaim against Quality.
    In April 1996, the U.S. District Court dismissed the suit by Quality and the counterclaim by TETCO on the grounds that all claims should be resolved in the pending Middlesex County litigation.

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

    On August 30, 1995, two plaintiffs filed a lawsuit with class action allegations in Jefferson County, Texas, against PanEnergy, TETCO and Texas Eastern Corporation (an affiliate), among others. While that suit ultimately was dismissed, one of the two original plaintiffs refiled the suit on June 3, 1996 in the Circuit Court of the City of St. Louis, Missouri. The defendants now have removed the suit to the U.S. District Court for the Eastern District of Missouri, Eastern Division. The plaintiff seeks recovery of compensatory and punitive damages, in unspecified amounts, for personal injuries and property damage resulting from alleged exposure to PCBs.

    A lawsuit filed in the United States District Court for the District of Columbia by natural gas producer Jack Grynberg was served in July 1996 naming TETCO and certain affiliated companies as defendants, among others. The action was brought under the federal False Claims Act against 70 defendants, including every major pipeline, asserting that the defendants intentionally underreported volumes and heating content of gas purchased from producers on federal lands, with the result that the United States was underpaid royalties. The plaintiff seeks recovery of the royalty amounts due the United States, treble damages, civil penalties and compliance with "appropriate" techniques for measuring gas.

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

6.  Subsequent Events

    On October 1, 1996, TETCO redeemed its outstanding $150 million,
    10% debentures due 2011 and its outstanding $100 million, 10 1/8% debentures also due 2011. Accordingly, the Company has classified these debentures as current liabilities in the consol-idated balance sheet as of September 30, 1996. The Company recorded a non-cash extraordinary charge of $16.8 million (net of income tax of $10.2 million) in October 1996 in connection with this early retirement of debt.

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

This quarterly report may contain certain forward-looking information regarding the Company, including projections, estimates, forecasts, plans and objectives. Although management believes that all such statements are based upon reasonable assumptions, no assurance can be given that the actual results will not differ materially from those contained in such forward-looking statements.

Important factors that could cause actual results to differ include, but are not limited to, general economic conditions, natural gas and liquids prices, competition from other pipelines and alternative fuels, weather conditions, state and federal regulations, legal and regulatory proceedings, the development of new markets, services and products, and the condition of the capital markets utilized by the Company.

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

For information concerning certain other regulatory proceedings, environ-mental matters and other contingencies, see Notes 2, 4 and 5 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Consolidated net income for the nine months ended September 30, 1996 was $96.6 million, compared with $94.2 million for the same period in 1995. Natural gas transportation volumes, totaling 1,001 trillion British thermal units for the first nine months of 1996, increased 12% as compared with the same period in 1995.

Earnings before interest and tax increased $22.9 million comparing the first nine months of 1996 with the prior-year period. Revenues increased $31.4 million, or 5%, primarily due to colder weather and new pipeline expansion projects. Higher operating expenses, including $2.3 million of severance expense recorded in the first quarter 1996, partially offset the increase in revenues.

Interest expense increased $21.2 million comparing the first nine months of 1996 with the same period in 1995, reflecting higher average debt balances outstanding.

CAPITAL EXPENDITURES

Capital expenditures totaled $66.3 million in the first nine months of 1996, compared with $80.2 million for the same period in 1995. Capital expenditures for 1996 are expected to approximate $140 million, with market-expansion expenditures comprising 40% of the capital budget. Expenditures for 1996 are expected to be funded by cash from operations, periodic sales of customer accounts with limited recourse and/or collection of intercompany advances receivable. The Company's current estimate of 1997 capital expenditures is approximately $135 million to $160 million, of which 40% represents expenditures for market-expansion projects.


PA                     RT II.  OTHER INFORMATION


                                  Item 1.  Legal Proceedings

See Notes 2, 4 and 5 of the Notes to Consolidated Financial Statements in
Part I of this Report, which are incorporated herein by reference. See also Item 3 of TETCO's Annual Report on Form 10-K for the year ended December 31, 1995.

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




                                TEXAS EASTERN TRANSMISSION CORPORATION
                                          (Registrant)


                                     /s/ Sandra P. Meyer

                           --------------------------------------
                                   Sandra P. Meyer, Vice President
                                  and Treasurer




Date:  November 12, 1996