Form 10-K405
period 1996-12-31
TEXAS EASTERN TRANSMISSION CORP
filed 1997-03-26
CIK 97432

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                             ---------------------
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996           COMMISSION FILE NO. 1-4456

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

                             ---------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
            8 1/4% Notes Due 2004                    The New York Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act: NONE

                             ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X

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

                                      NONE

     Indicate number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                                                        NUMBER OF SHARES OUTSTANDING
             TITLE OF EACH CLASS                          AS OF FEBRUARY 28, 1997
             -------------------                        ----------------------------
        Common Stock, $1.00 par value                              1,000

================================================================================

                               TABLE OF CONTENTS

                                  PART I

Item 1.   Business....................................................    1
          General.....................................................    1
          Natural Gas Transmission....................................    2
          Regulation..................................................    3
          Rates and Regulatory Proceedings............................    4
          Competition.................................................    4
          Environmental Matters.......................................    4
          General Matters.............................................    4
Item 2.   Properties..................................................    5
Item 3.   Legal Proceedings...........................................    5

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    7
Item 6.   Selected Financial Data.....................................    7
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    7
Item 8.   Financial Statements and Supplementary Data.................    9
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    9

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   10
Index to Financial Statements and Schedules...........................   11

                             ---------------------

     All gas volumes used herein are stated at 14.73 pounds per square inch, on a dry basis, at 60 degrees Fahrenheit.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Texas Eastern Transmission Corporation ("TETCO" or the "Company"), a subsidiary of PanEnergy Corp ("PEC"), was incorporated in Delaware in 1947 and is primarily engaged in the interstate transportation and storage of natural gas.

     On November 25, 1996, PEC, Duke Power Company ("Duke Power") and Duke Transaction Corporation announced a definitive merger agreement for a tax-free, stock-for-stock transaction. Under the agreement, each share of PEC common stock would be converted into 1.0444 common shares of Duke Power. The merger is conditioned upon, among other things, the approval of PEC and Duke Power shareholders, and approvals of appropriate state and federal regulatory agencies. The Company anticipates that the stockholder and regulatory approvals can be completed within 12 months. At closing, Duke Power will change its name to Duke Energy Corporation ("Duke Energy") and PEC will become a wholly-owned subsidiary of Duke Energy. The merger will be accounted for under the pooling of interests method.

     Information concerning components of consolidated operating revenues, including revenues attributable to transportation and storage of natural gas, for the years 1996, 1995 and 1994 is contained in the Consolidated Statement of Income on page F-2, which is incorporated herein by reference.

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

     Interruptible Service: Transportation or storage of third-party gas provided by pipelines on a capacity-available, non-firm basis.

     Local Distribution Company ("LDC"): A municipal or investor-owned utility that sells or transports gas to local commercial, industrial and residential consumers.

     Order 636: The FERC pipeline service restructuring rule that guided the industry's transition to unbundled, open-access pipeline contract transportation and related services, creating a more market-responsive environment.

     Reservation Charge: The amount paid by firm transportation or storage customers to reserve pipeline or storage capacity.

     Transition Costs: Those costs incurred as a result of the pipelines' transition to unbundled services under Order 636. The disposition of natural gas contracts tied to the former merchant function comprises the majority of such costs.

       Units of Measure:

BBtu/d:        Billion British thermal units per day
TBtu:          Trillion British thermal units
Bcf:           Billion cubic feet
Tcf:           Trillion cubic feet

NATURAL GAS TRANSMISSION

  General

     TETCO, together with Algonquin Gas Transmission Company ("Algonquin"), Panhandle Eastern Pipe Line Company ("PEPL") and Trunkline Gas Company ("Trunkline"), all subsidiaries of PEC, owns and operates one of the nation's largest gas transmission networks. This fully interconnected 22,000-mile system can receive natural gas from most major North American producing regions for delivery to markets in the Mid-Atlantic, New England and Midwest states. During 1996, PEC's interstate pipelines delivered 2,939 TBtu of natural gas, equal to approximately 12% of U.S. consumption.

  Market and Supply Area Deliveries

     As used herein, "market area" with respect to each pipeline refers to those portions of the pipeline that include primarily delivery points for natural gas leaving the pipeline, and "supply area" with respect to each pipeline refers to those portions of the pipeline that include primarily receipt points for gas entering the pipeline. Market-area deliveries represent volumes of gas delivered to the market area, while supply-area deliveries represent volumes of gas delivered to the supply area. Generally, rates for supply-area service have lower margins than rates for market-area service.

     A substantial majority of the delivered volumes of the Company's interstate pipelines represents gas transported under long-term firm service agreements with LDC customers in the pipelines' market areas. Firm transportation services are also provided under contract to gas marketers, other pipelines and a variety of end-users. In addition, the pipelines offer interruptible transportation to customers on a short-term or seasonal basis. See "Regulation" and "Competition."

     Set forth below is information concerning throughput volumes for TETCO for 1996, 1995 and 1994 (volumes in TBtu).

                                            1996    % TOTAL   1995    % TOTAL   1994    % TOTAL
                                            -----   -------   -----   -------   -----   -------
Market Area...............................  1,214      90     1,106      90     1,049      88
Supply Area...............................    135      10       128      10       145      12
                                            -----     ---     -----     ---     -----     ---
          Total...........................  1,349     100     1,234     100     1,194     100
                                            =====     ===     =====     ===     =====     ===

     During 1996, total billings for transportation and storage services provided by TETCO to Public Service Electric and Gas Company ("Public") accounted for approximately 13% of the Company's consolidated revenues. Public was the only customer of the Company accounting for 10% or more of consolidated revenues in 1996.

     Demand for gas transmission on the Company's interstate pipeline system is seasonal, with the highest throughput occurring during the colder periods in the first and fourth quarters -- the winter heating season.

     TETCO's major customers are located in Pennsylvania, New Jersey and New York, and include LDCs serving the Pittsburgh, Philadelphia, Newark and New York City metropolitan areas. Total throughput increased 9% in 1996 on the TETCO system.

     In June 1996, TETCO filed with FERC to construct and lease approximately 142 BBtu/d of firm transportation capacity to Columbia Gas Transmission Corporation ("Columbia") starting in 1997, with full volumes flowing in 1999 for 15 years. TETCO plans to construct 26 miles of 36-inch- and 24-inch-diameter pipeline and add compression in Pennsylvania for the project.

     In another project, previously called WinterNet, TETCO will lease firm transportation capacity to CNG Transmission Corporation ("CNG") beginning in 1997 and reaching full volumes of 64 BBtu/d in the year 2000 under a 22-year agreement. TETCO filed with FERC in June 1996 to construct eight miles of 36-inch-diameter pipeline looping in Pennsylvania for the project.

     The final phase of the Integrated Transportation Program ("ITP") was completed as planned in 1996. ITP utilizes transportation services on all four of PEC's interstate natural gas pipeline systems, with ultimate delivery by TETCO and Algonquin, and serves five Northeast customers.

     TETCO and PEPL signed contracts to provide 50 BBtu/d of firm service to a new market, the greater Cincinnati area, starting in November 1996. The contracts with the Cincinnati Gas & Electric Co call for firm transportation service by TETCO and firm transportation and storage service by PEPL. Also, Trunkline will provide interruptible transportation service.

  Storage

     TETCO provides firm and interruptible open-access storage services. Since the implementation of the Order 636 restructuring, storage is offered as a stand-alone unbundled service or as part of a no-notice bundled service. TETCO's storage services utilize two joint venture storage projects in Pennsylvania and one wholly-owned and operated storage field in Maryland. TETCO also leases storage capacity. TETCO's certificated working capacity in these three fields is 70 Bcf, and on December 31, 1996, the combined working gas in storage was 59 Bcf.

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

     Order 636 provided for the use of the straight fixed-variable rate design, which assigns return on equity, related taxes and other fixed costs to the reservation component of rates. In addition, Order 636 allows pipelines to recover eligible costs resulting from implementation of Order 636 ("transition costs"). On July 16, 1996, the U.S. Court of Appeals for the District of Columbia upheld, in general, all aspects of Order 636 and remanded certain issues, including recovery of gas supply realignment costs, for further explanation. This decision is on appeal to the U.S. Supreme Court. On February 27, 1997, FERC issued an order reaffirming the right of interstate pipelines to recover 100% of gas supply realignment costs. In addition, this matter is substantially mitigated by TETCO's transition cost settlements.

     On August 1, 1994, TETCO implemented a FERC-approved settlement that resolved regulatory issues related primarily to Order 636 transition costs and a number of other issues related to services prior to Order

636. TETCO's final and nonappealable settlement provides for the recovery of a significant portion of transition costs through volumetric and reservation charges through 2002 and beyond, if necessary. Pursuant to the settlement, TETCO will absorb a certain portion of the transition costs, the amount of which continues to be subject to change dependent upon natural gas prices and deliverability levels. The Company has established provisions to reflect the impact of the settlement.

     Regulation of the importation and exportation of natural gas is vested in the Secretary of Energy, who has delegated various aspects of this jurisdiction to FERC and the Office of Fossil Fuels of the Department of Energy.

     TETCO is subject to the Natural Gas Pipeline Safety Act of 1968, which regulates gas pipeline safety requirements and to federal and state environmental legislation.

RATES AND REGULATORY PROCEEDINGS

     When rate cases are pending final FERC approval, a portion of the revenues collected by TETCO is subject to possible refund. A summary of the status of significant regulatory matters involving TETCO is contained in Note 3 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

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

     TETCO competes directly with Transcontinental Gas Pipe Line Corporation, Tennessee Gas Pipeline Company, Iroquois Gas Transmission System, CNG and Columbia.

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

ENVIRONMENTAL MATTERS

     For a discussion of environmental matters involving the Company, see Notes 9 and 10 of the Notes to Consolidated Financial Statements, which are incorporated herein by reference. Except as set forth therein, compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise protecting the environment, are not expected to have a material effect upon the capital expenditures, earnings or financial position of the Company.

GENERAL MATTERS

     While the Company does engage in some research and development activities, no such activities conducted during the past three years have been material to the Company's business, nor have there been any material customer-sponsored research activities during that period relating to the Company's business activities.

     TETCO is a member of and provides support to the Gas Research Institute ("GRI"), which plans and manages research and development efforts for the gas industry. The funds used to support GRI are derived from a surcharge on the pipelines' rates pursuant to FERC authorization. Payments amounted to approximately $6.7 million, $5.7 million and $8.3 million in 1996, 1995 and 1994, respectively.

     Foreign operations and export sales are not material to the Company's business as a whole.

     As of December 31, 1996, the Company had approximately 1,100 employees.

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

ITEM 3. LEGAL PROCEEDINGS

     For information concerning material legal proceedings, see Notes 3, 9 and 10 of the Notes to Consolidated Financial Statements, which are incorporated herein by reference.

                             [MAP of PanEnergy Corp
                     Showing Pipelines, Storage Facilities,
                 Principal Supply Areas and Proposed Pipelines.]

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of TETCO's outstanding common stock, $1.00 par value per share, is owned by PanEnergy. In December 1995, TETCO declared and paid a $355 million dividend on common stock in the form of a promissory note due PanEnergy bearing interest at prime rate. No dividends were declared in 1996.

ITEM 6. SELECTED FINANCIAL DATA

     Selected consolidated financial and operating data is presented on Page F-18, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information is provided to facilitate increased understanding of the 1996 and 1995 consolidated financial statements and accompanying notes of the Company, and should be read in conjunction therewith and with the information set forth under Item 1. Because all of the outstanding capital stock of TETCO is owned by PanEnergy, the following discussion has been prepared in accordance with the reduced disclosure format permitted by Form 10-K for issuers that are wholly-owned subsidiaries of reporting companies under the Securities Exchange Act of 1934.

OPERATING ENVIRONMENT

     TETCO continues to advance projects that provide expanded services to meet the specific needs of customers. In 1996, TETCO announced a project to construct and lease new firm capacity to a customer with new volumes flowing under a 15-year lease agreement. In another project, previously called WinterNet, TETCO will lease firm transportation capacity to another customer beginning in 1997, reaching full volumes in 2000 under a 22-year agreement. In addition, TETCO offers selective discounting to maximize revenues from existing capacity.

     Order 636 Transition Costs. With implementation of FERC Order 636 and the unbundling of services, the Company is incurring certain costs related to the transition, primarily TETCO's gas purchase contract commitments. At December 31, 1996, TETCO's gross commitments under gas purchase contracts that do not contain market-sensitive pricing provisions were approximately $120 million, $55 million, $50 million and $15 million for the years 1997 through 2000, respectively, with no significant amounts thereafter. These estimates reflect significant assumptions regarding natural gas contract reserves and prices.

     In 1994, TETCO refunded $84 million to customers pursuant to a FERC-approved settlement that resolved regulatory issues related primarily to Order 636 transition costs and a number of other issues related to services prior to Order 636. TETCO's final and nonappealable settlement provides for the recovery of a significant portion of transition costs through volumetric and reservation charges through 2002 and beyond, if necessary. Pursuant to the settlement, TETCO will absorb a certain portion of the transition costs, the amount of which continues to be subject to change dependent upon natural gas prices and contract reserve levels. In 1995, based upon producers' discoveries of additional natural gas reserves, the Company increased its estimated liabilities for transition costs by $125.8 million. Under the terms of the existing settlement, regulatory assets were increased by $85.8 million and the Company recognized a $40 million charge to operating expenses ($26 million after tax).

     At December 31, 1996 and 1995, the Company had recorded $64.8 million and $249.8 million (1996), and $65 million and $310 million (1995), of current and long-term regulatory assets, respectively, representing transition costs incurred or estimated to be incurred that will be recovered. At December 31, 1996 and 1995, the Company had recorded estimated current and long-term liabilities related to Order 636 transition costs of $84.4 million and $121.9 million (1996), and $125 million and $165 million (1995), respectively.

     As a result of the sale in 1996 of the right to collect certain Order 636 transition costs, above-market gas purchase contract payments by TETCO are expected to exceed transition cost collections from customers through 2000. Net cash receipts related to transition costs are expected to occur thereafter.

     The Company believes the exposure associated with gas purchase contract commitments is substantially mitigated by transition cost recoveries pursuant to TETCO's settlement, Order 636 and other mechanisms, and that this issue will not have a material adverse effect on consolidated results of operations, financial position or liquidity.

RESULTS OF OPERATIONS

     The Company reported consolidated income of $129 million before an extraordinary item, and net income of $112.3 million in 1996 compared with consolidated net income of $126.2 million in 1995.

  OPERATING INCOME AND EARNINGS BEFORE INTEREST AND TAX ANALYSIS

MILLIONS                                                       1996      1995
--------                                                      ------    ------
Transportation Revenue......................................  $798.7    $774.2
Storage Revenue.............................................    68.5      69.0
Other Revenue...............................................    46.4      31.2
                                                              ------    ------
TOTAL REVENUES..............................................   913.6     874.4
Operating Expenses..........................................   447.2     436.4
Depreciation and Amortization...............................   145.8     143.9
                                                              ------    ------
OPERATING INCOME............................................   320.6     294.1
Other Income, Net of Deductions.............................     7.1       3.7
                                                              ------    ------
EARNINGS BEFORE INTEREST AND TAX............................  $327.7    $297.8
                                                              ======    ======
VOLUMES, TBtu
Market area.................................................   1,214     1,106
Supply area.................................................     135       128
                                                              ------    ------
Total Deliveries............................................   1,349     1,234
                                                              ======    ======

     Operating income for 1996 was $320.6 million, $26.5 million over 1995. Earnings before interest and tax increased $29.9 million in 1996 as compared with 1995. Revenues increased $39.2 million, or 4%, primarily due to a 9% increase in throughput, resulting from new pipeline expansion projects placed in service in late 1995, including the ITP and the Riverside project, and colder weather. This increase in revenues was partially offset by increased operating expenses in 1996, which included higher benefit costs and $2.3 million of severance expense. Operating expenses in 1995 included a $40 million charge for higher Order 636 transition cost estimates, as well as a $33 million benefit for lower-than-projected PCB (polychlorinated biphenyl) cleanup costs incurred.

  INTEREST EXPENSE AND EXTRAORDINARY ITEM

     Interest expense increased $27.9 million in 1996 compared with 1995. This increase reflects higher average debt balances outstanding, partially offset by lower average interest rates.

     On October 1, 1996, TETCO redeemed its $150 million, 10% debentures due 2011 and its $100 million, 10 1/8% debentures also due 2011. TETCO recorded a non-cash extraordinary charge of $16.7 million (net of income tax of $10.3 million) related to the unamortized discount on this early retirement of debt.

  INCOME TAX

     The effective tax rates for 1996 and 1995 differed from the statutory federal income tax rates primarily because of the effects of state income taxes and amortization of goodwill.

CAPITAL EXPENDITURES

     Capital expenditures totaled $125.2 million in 1996, compared with $135.3 million in 1995. Market-expansion projects represented approximately 45% of 1996 total expenditures.

     The Company currently expects to invest approximately $150 million in 1997 capital expenditures. The Company's expenditure plans include approximately 50% for market-expansion projects. Funding for 1997 capital expenditures is expected to be provided by cash from operations, periodic sales of customer accounts with limited recourse and/or collection of intercompany advances receivable. In addition, TETCO has an effective shelf registration statement with the Securities and Exchange Commission for the issuance of $100 million of unsecured debt securities.

INTERCOMPANY FINANCING ACTIVITY

     Net intercompany advances are carried as open accounts and are not segregated between current and non-current amounts. Effective January 1, 1995, intercompany advances do not bear interest. Increases and decreases in advances result from the movement of funds to provide for operations, capital expenditures and debt payments of PanEnergy and its subsidiaries. The collection of advances receivable is subject to the availability of funds to PanEnergy, whose major sources of internally-generated funds include dividends and advances from subsidiaries. Net advances receivable aggregated $909.2 million and $686.1 million at December 31, 1996 and 1995, respectively.

     In December 1994, TETCO declared and paid a cash dividend on common stock of $180 million. In December 1995, TETCO declared and paid a $355 million dividend on common stock in the form of a promissory note due PanEnergy maturing on June 30, 1996 and bearing interest at prime. In 1996, the maturity date of TETCO's $355 million note payable-parent was extended to October 1, 2001. In addition, a $250 million note payable to PanEnergy was issued by TETCO in 1996, with a maturity date of October 1, 2006.

FORWARD-LOOKING INFORMATION

     This report may contain certain forward-looking information regarding the Company, including projections, estimates, forecasts, plans and objectives. Although management believes that all such statements are based upon reasonable assumptions, no assurance can be given that the actual results will not differ materially from those contained in such forward-looking statements.

     Important factors that could cause actual results to differ include, but are not limited to, general economic conditions, natural gas and liquids prices, competition from other pipelines and alternative fuels, weather conditions, state and federal regulation, legal and regulatory proceedings, the development of new markets, services and products, and the condition of the capital markets utilized by the Company.

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

        EXHIBIT                                                                              FILE
         NUMBER                    DESCRIPTION              ORIGINALLY FILED AS EXHIBIT     NUMBER
        -------                    -----------              ---------------------------    --------
            3.01         Restated Certificate of          3.1 to Form 10-Q of TETCO for      1-4456
                         Incorporation of Texas Eastern   quarter ended September 30,
                         Transmission Corporation dated   1993
                         October 25, 1993
            3.02         By-Laws of Texas Eastern         3.2 to Form 10-Q of TETCO for      1-4456
                         Transmission Corporation as      quarter ended September 30,
                         adopted on August 17, 1993       1993
          *23            Consent of KPMG Peat Marwick
                         LLP
          *24            Powers of Attorney
          *27            Financial Data Schedule for
                         December 31, 1996

     The total amount of securities of the Registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an Exhibit does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 1996.

            TEXAS EASTERN TRANSMISSION CORPORATION AND SUBSIDIARIES

                                     INDEX

                       FINANCIAL STATEMENTS AND SCHEDULES

                             ---------------------

                              FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-1
Consolidated Statement of Income............................  F-2
Consolidated Balance Sheet..................................  F-3
Consolidated Statement of Common Stockholder's Equity.......  F-5
Consolidated Statement of Cash Flows........................  F-6
Notes to Consolidated Financial Statements..................  F-7

     All Schedules are omitted because they are not applicable, not required or the information is included in the Consolidated Financial Statements or the Notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Texas Eastern Transmission Corporation:

     We have audited the accompanying consolidated balance sheets of Texas Eastern Transmission Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, common stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Eastern Transmission Corporation and Subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Houston, Texas
January 16, 1997

            TEXAS EASTERN TRANSMISSION CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                               YEARS ENDED DECEMBER 31
                                                              --------------------------
MILLIONS                                                       1996      1995      1994
--------                                                      ------    ------    ------
OPERATING REVENUES
  Transportation and storage of natural gas.................  $867.2    $843.2    $788.7
  Other.....................................................    46.4      31.2      38.0
                                                              ------    ------    ------
          Total (Notes 2 and 5).............................   913.6     874.4     826.7
                                                              ------    ------    ------
COSTS AND EXPENSES
  Operating and maintenance (Note 3)........................   295.5     306.3     272.9
  General and administrative (Note 10)......................   110.1      92.0     109.2
  Depreciation and amortization (Note 6)....................   145.8     143.9     141.1
  Miscellaneous taxes.......................................    41.6      38.1      38.8
                                                              ------    ------    ------
          Total (Note 2)....................................   593.0     580.3     562.0
                                                              ------    ------    ------
Operating Income............................................   320.6     294.1     264.7
                                                              ------    ------    ------
OTHER INCOME AND DEDUCTIONS
  Miscellaneous income......................................    12.4       9.2       9.1
  Miscellaneous deductions..................................    (5.3)     (5.5)    (15.4)
                                                              ------    ------    ------
          Total.............................................     7.1       3.7      (6.3)
                                                              ------    ------    ------
Earnings Before Interest and Tax............................   327.7     297.8     258.4
                                                              ------    ------    ------
Interest Income -- Parent (Note 2)..........................      --        --      34.5
                                                              ------    ------    ------
INTEREST EXPENSE
  Long-term debt (Note 7)...................................    80.8      89.9      80.4
  Parent (Note 7)...........................................    34.7       0.3        --
  Other.....................................................     3.0       0.4      (0.4)
                                                              ------    ------    ------
          Total.............................................   118.5      90.6      80.0
                                                              ------    ------    ------
Earnings Before Income Tax..................................   209.2     207.2     212.9
Income Tax (Note 4).........................................    80.2      81.0      86.8
                                                              ------    ------    ------
Income Before Extraordinary Item............................   129.0     126.2     126.1
Extraordinary Item, Net of Tax (Note 7).....................   (16.7)       --        --
                                                              ------    ------    ------
NET INCOME..................................................  $112.3    $126.2    $126.1
                                                              ======    ======    ======

          See accompanying notes to consolidated financial statements

            TEXAS EASTERN TRANSMISSION CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                  DECEMBER 31
                                                              --------------------
                          MILLIONS                              1996        1995
                          --------                            --------    --------
CURRENT ASSETS
  Cash and cash equivalents.................................  $     --    $    0.1
  Accounts receivable
     Customers (Note 5).....................................      66.2        71.8
     Affiliates (Note 2)....................................      10.9         4.9
     Other..................................................       0.1         2.6
  Inventory and supplies....................................      16.1        19.1
  Current deferred income tax (Note 4)......................      21.9        45.1
  Other (Notes 3 and 9).....................................      98.1       114.2
                                                              --------    --------
          Total.............................................     213.3       257.8
                                                              --------    --------
INVESTMENTS
  Advances receivable -- parent (Note 2)....................     909.2       686.1
  Other.....................................................      17.8        16.6
                                                              --------    --------
          Total.............................................     927.0       702.7
                                                              --------    --------
PLANT, PROPERTY AND EQUIPMENT
  Cost (Note 6).............................................   3,317.5     3,218.9
  Accumulated depreciation and amortization.................    (796.9)     (681.9)
                                                              --------    --------
          Net plant, property and equipment.................   2,520.6     2,537.0
                                                              --------    --------
DEFERRED CHARGES
  Goodwill, net (Notes 1 and 4).............................     161.2       173.4
  Other (Notes 1, 3, 9 and 11)..............................     496.0       537.4
                                                              --------    --------
          Total.............................................     657.2       710.8
                                                              --------    --------

TOTAL ASSETS................................................  $4,318.1    $4,208.3
                                                              ========    ========

          See accompanying notes to consolidated financial statements

            TEXAS EASTERN TRANSMISSION CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                  DECEMBER 31
                                                              --------------------
MILLIONS                                                        1996        1995
--------                                                      --------    --------
CURRENT LIABILITIES
  Note payable -- parent (Note 7)...........................  $     --    $  355.0
  Accounts payable
     Trade..................................................      28.6        28.3
     Affiliates (Note 2)....................................      19.3        16.0
  Accrued income tax -- parent (Note 4).....................      53.3        41.9
  Other accrued taxes.......................................      30.2        26.8
  Accrued interest..........................................      14.1        21.3
  Other (Notes 3, 5 and 9)..................................     261.8       311.6
                                                              --------    --------
          Total.............................................     407.3       800.9
                                                              --------    --------
DEFERRED LIABILITIES AND CREDITS
  Deferred income tax (Note 4)..............................     600.9       586.0
  Other (Notes 3 and 9).....................................     443.7       444.2
                                                              --------    --------
          Total.............................................   1,044.6     1,030.2
                                                              --------    --------
LONG-TERM DEBT
  Notes payable -- parent...................................     605.0          --
  Other.....................................................     599.4       820.5
                                                              --------    --------
          Total (Note 7)....................................   1,204.4       820.5
                                                              --------    --------

COMMITMENTS AND CONTINGENT LIABILITIES (Notes 3, 5, 8, 9, 10
  and 11)

COMMON STOCKHOLDER'S EQUITY
  Common stock, one thousand shares authorized, issued and
     outstanding, $1 par value per share....................        --          --
  Paid-in capital...........................................   1,463.5     1,470.7
  Retained earnings.........................................     198.3        86.0
                                                              --------    --------
          Total.............................................   1,661.8     1,556.7
                                                              --------    --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY..................  $4,318.1    $4,208.3
                                                              ========    ========

          See accompanying notes to consolidated financial statements

            TEXAS EASTERN TRANSMISSION CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDER'S EQUITY

                                                                  YEARS ENDED DECEMBER 31
                                                              --------------------------------
MILLIONS                                                        1996        1995        1994
--------                                                      --------    --------    --------
COMMON STOCK................................................  $     --    $     --    $     --
                                                              --------    --------    --------

PAID-IN CAPITAL
  Balance at beginning of year..............................   1,470.7     1,572.5     1,768.3
  Goodwill adjustments (Note 4).............................      (7.2)     (101.8)     (195.8)
                                                              --------    --------    --------
  Balance at end of year....................................   1,463.5     1,470.7     1,572.5
                                                              --------    --------    --------

RETAINED EARNINGS
  Balance at beginning of year..............................      86.0       314.8       368.7
  Net income................................................     112.3       126.2       126.1
  Common stock dividends paid...............................        --      (355.0)     (180.0)
                                                              --------    --------    --------
  Balance at end of year....................................     198.3        86.0       314.8
                                                              --------    --------    --------

TOTAL COMMON STOCKHOLDER'S EQUITY...........................  $1,661.8    $1,556.7    $1,887.3
                                                              ========    ========    ========

          See accompanying notes to consolidated financial statements

            TEXAS EASTERN TRANSMISSION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31
                                                              -----------------------------
MILLIONS                                                       1996       1995       1994
--------                                                      -------    -------    -------
OPERATING ACTIVITIES
  Net income................................................  $ 112.3    $ 126.2    $ 126.1
  Adjustments to reconcile net income to operating cash
     flows
     Depreciation and amortization..........................    145.8      143.9      141.1
     Deferred income tax expense............................     40.9       36.4       48.0
     Interest income -- parent..............................       --         --      (34.5)
     Extraordinary charge, net of tax.......................     16.7         --         --
     Other non-cash items in net income.....................      6.8        9.6        4.0
     Net change in operating assets and liabilities (detail
       below)...............................................     33.3      (56.5)     (95.7)
                                                              -------    -------    -------
  Net Cash Flows Provided by Operating Activities...........    355.8      259.6      189.0
                                                              -------    -------    -------
INVESTING ACTIVITIES
  Capital expenditures......................................   (125.2)    (135.3)    (160.5)
  Net decrease (increase) in advances
     receivable -- parent...................................   (223.1)    (132.3)      79.8
  Property retirements and other............................      0.4        2.2       (5.6)
                                                              -------    -------    -------
  Net Cash Flows Used in Investing Activities...............   (347.9)    (265.4)     (86.3)
                                                              -------    -------    -------
FINANCING ACTIVITIES
  Retirement of debt........................................   (250.0)        --         --
  Issuance of debt..........................................       --         --       99.2
  Net increase (decrease) in notes payable..................    250.0         --      (18.4)
  Dividends paid............................................       --         --     (180.0)
  Net increase (decrease) in accounts payable -- banks......      4.6       (5.1)       2.5
  Other.....................................................    (12.6)        --       (3.2)
                                                              -------    -------    -------
  Net Cash Flows Used in Financing Activities...............     (8.0)      (5.1)     (99.9)
                                                              -------    -------    -------
NET CHANGE IN CASH
  Increase (decrease) in cash and cash equivalents..........     (0.1)     (10.9)       2.8
  Cash and cash equivalents, beginning of year..............      0.1       11.0        8.2
                                                              -------    -------    -------
  Cash and Cash Equivalents, End of Year....................  $    --    $   0.1    $  11.0
                                                              =======    =======    =======
NET CHANGE IN OPERATING ASSETS AND LIABILITIES
  Accounts receivable.......................................  $ (55.5)   $   6.7    $  19.8
  Inventory and supplies....................................      3.0        1.0       (0.9)
  Other current assets......................................     41.1       47.0      108.3
  Accounts payable..........................................     (0.9)       9.6        7.6
  Other current liabilities.................................    (10.9)     (31.7)    (102.8)
  Transition cost recoveries (payments), net................     79.0      (81.9)    (118.7)
  Other deferred charges and liabilities, net...............    (22.5)      (7.2)      (9.0)
                                                              -------    -------    -------
  Total.....................................................  $  33.3    $ (56.5)   $ (95.7)
                                                              =======    =======    =======
SUPPLEMENTAL DISCLOSURES
  Cash paid for interest (net of amount capitalized)........  $ 117.6    $  85.0    $  81.2
  Cash paid for income tax (including intercompany
     amounts)...............................................     45.3       45.2       56.8

          See accompanying notes to consolidated financial statements

            TEXAS EASTERN TRANSMISSION CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX                                                                 PAGE
-----                                                                 ----
   1.   Accounting Policies Summary.................................   F-7
   2.   Transactions with Affiliates................................   F-8
   3.   FERC Order 636 and Transition Costs.........................   F-9
   4.   Income Tax..................................................   F-9
   5.   Financial Instruments and Credit Risk.......................  F-11
   6.   Plant, Property and Equipment...............................  F-12
   7.   Debt and Credit Facilities..................................  F-12
   8.   Leases......................................................  F-12
   9.   Environmental Matters.......................................  F-13
  10.   Litigation..................................................  F-13
  11.   Pension and Other Benefits..................................  F-14

1. ACCOUNTING POLICIES SUMMARY

     The accounting policies are presented to assist the reader in evaluating the consolidated financial statements of Texas Eastern Transmission Corporation (TETCO) and its subsidiaries (the Company). TETCO is a wholly-owned subsidiary of PanEnergy Corp (PanEnergy). Certain amounts for prior years have been reclassified in the consolidated financial statements to conform to the current presentation.

     The Company is involved in the interstate transportation and storage of natural gas. The interstate gas transmission and storage operations of TETCO are subject to the rules and regulations of the Federal Energy Regulatory Commission
(FERC). TETCO meets the criteria and, accordingly, follows the reporting and accounting requirements of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain net costs totaling $326 million have been deferred as regulatory assets for amounts recoverable from customers, including costs related to environmental matters, Order 636 transition, certain employee benefits and the early retirement of debt. TETCO regularly evaluates the continued applicability of SFAS No. 71, considering such factors as regulatory changes and the impact of competition.

     Principles of Consolidation. The consolidated financial statements include the accounts of TETCO and all subsidiaries. Significant intercompany items have been eliminated in consolidation.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts in the financial statements. Actual results could differ from those estimates.

     Revenue Recognition. The Company recognizes transportation and storage revenues in the period service is provided. When rate cases are pending final FERC approval, a portion of the revenues collected by TETCO is subject to possible refund. The Company has established adequate reserves where required for such cases. See Note 3 for a summary of regulatory matters.

     Gas Supply Costs. Provisions are made in the consolidated statement of income for all estimated probable future losses associated with gas supply contracts which were established prior to implementation of FERC Order 636. See
Note 3 for a discussion of gas supply contracts and other costs related to the Order 636 transition.

     Cash and Cash Equivalents. All liquid investments with maturities at date of purchase of three months or less are considered cash equivalents.

     Inventory Valuation. Inventory, which consists of materials and supplies, is recorded using the average cost method.

     Plant, Property and Equipment. Plant, property and equipment is stated at cost, which does not purport to represent replacement or realizable value. Assets, including goodwill, are grouped and evaluated for potential impairment based on the ability to identify separate cash flows generated therefrom.

     At the time FERC-regulated properties are retired, the cost plus the cost of retirement, less salvage, is charged to accumulated depreciation and amortization. When entire FERC-regulated operating units are sold or non-regulated properties are retired or sold, the plant and related accumulated depreciation and amortization accounts are reduced and any gain or loss is credited or charged to income, unless otherwise required by FERC. Depreciation of plant, property and equipment is computed using the straight-line method. See
Note 6.

     Amortization of Goodwill. The Company amortizes goodwill relating to PanEnergy's purchase of Texas Eastern Corporation (TEC) and its subsidiaries in 1989 on a straight-line basis over 40 years. Accumulated amortization of goodwill at December 31, 1996 and 1995 was $83.6 million and $78.5 million, respectively. See Note 4.

     Early Retirement of Debt. The Company defers certain costs and losses, as permitted by FERC, related to the early retirement of long-term debt and amortizes such amounts as they are recovered through rates. At December 31, 1996 and 1995, other deferred charges included $48.7 million and $39.4 million, respectively, of such costs. See Note 7.

     Interest Cost Capitalization. The Company capitalizes interest on major projects during construction. The rates used by TETCO are calculated pursuant to FERC rules and include an allowance for equity funds.

     Deferred Income Tax. The Company follows the asset and liability method of accounting for income tax. Under this method, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted. See Note 4.

2. TRANSACTIONS WITH AFFILIATES

     A summary of transactions with affiliates included in the consolidated statement of income follows:

                                                              YEARS ENDED DECEMBER 31
                                                              -----------------------
MILLIONS                                                      1996     1995     1994
--------                                                      -----    -----    -----
Transportation and storage of natural gas...................  $30.3    $18.0    $11.1
Other operating revenues....................................   38.5     16.3     17.2
Operating expenses
  Billed to affiliates......................................    1.9      0.9      0.9
  Billed from affiliates....................................   30.3     24.9     25.6
General and administrative expenses
  Billed to affiliates......................................    0.9       --       --
  Billed from affiliates....................................   78.2     66.0     67.5
Interest expense............................................   34.7      0.3       --
Interest income.............................................     --       --     34.5

     During 1994, net intercompany advances bore interest at variable rates based on LIBOR (London Interbank Offered Rates). Effective January 1, 1995, intercompany advances do not bear interest. Advances are carried as open accounts and are not segregated between current and non-current amounts. Increases and decreases in advances result from the movement of funds to provide for operations, capital expenditures and debt payments of PanEnergy and its subsidiaries. The collection of advances receivable is subject to the availability of funds to PanEnergy, whose major sources of internally-generated funds include dividends and advances from subsidiaries.

     See also Notes 4, 7 and 11 for discussion of other specific transactions with affiliates.

3. FERC ORDER 636 AND TRANSITION COSTS

     TETCO primarily provides transportation and storage services pursuant to FERC Order 636. Order 636 allows pipelines to recover eligible costs resulting from implementation of the order (transition costs). On July 16, 1996, the U.S. Court of Appeals for the District of Columbia upheld, in general, all aspects of Order 636 and remanded certain issues, including recovery of gas supply realignment (GSR) costs, for further explanation. This decision is on appeal to the U.S. Supreme Court. On February 27, 1997, FERC issued an order reaffirming the right of interstate pipelines to recover 100% of GSR costs. In addition, this matter is substantially mitigated by TETCO's transition cost settlement.

     In 1994, TETCO refunded $84 million to customers pursuant to a FERC-approved settlement that resolved regulatory issues related primarily to Order 636 transition costs and a number of other issues related to services prior to Order 636. TETCO's final and nonappealable settlement provides for the recovery of a significant portion of transition costs through volumetric and reservation charges through 2002 and beyond, if necessary. Pursuant to the settlement, TETCO will absorb a certain portion of the transition costs, the amount of which continues to be subject to change dependent upon natural gas prices and contract reserve levels. In 1995, based upon producers' discoveries of additional natural gas reserves, the Company increased its estimated liabilities for transition costs by $125.8 million. Under the terms of the existing settlement, regulatory assets were increased $85.8 million and the Company recognized a $40 million charge to operating expenses ($26 million after tax).

     At December 31, 1996 and 1995, the Company had recorded $64.8 million and $249.8 million (1996), and $65 million and $310 million (1995), of current and long-term regulatory assets, respectively, representing transition costs incurred or estimated to be incurred that will be recovered. At December 31, 1996 and 1995, the Company had recorded estimated current and long-term liabilities related to Order 636 transition costs of $84.4 million and $121.9 million (1996), and $125 million and $165 million (1995), respectively.

     The Company believes the exposure associated with gas purchase contract commitments is substantially mitigated by transition cost recoveries pursuant to TETCO's settlement, Order 636 and other mechanisms, and that this issue will not have a material adverse effect on consolidated results of operations or financial position.

     In 1993, the U.S. Department of the Interior (the Department) announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, and buyouts and buydowns of gas sales contracts with natural gas pipelines. TETCO, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of TETCO to the producers involves complex issues of law and fact which are likely to take substantial time to resolve. On August 27, 1996, the U.S. Court of Appeals for the District of Columbia overturned a lower court ruling in favor of the government in litigation brought on behalf of producers. The Department's petition for rehearing was denied in November 1996. The Department may continue to seek further appellate review. If TETCO ultimately has to reimburse or indemnify the producers, TETCO will file with FERC to recover these costs from pipeline customers. The Company believes the resolution of this matter will not have a material adverse effect on the Company's consolidated financial position.

4. INCOME TAX

     The Company's taxable income is included in a consolidated federal income tax return with PanEnergy. Therefore, income tax has been provided in accordance with PanEnergy's tax allocation policy, which requires regulated subsidiaries to calculate federal income tax as if separate taxable income, as defined, was reported.

     Income tax as presented in the consolidated statement of income is summarized as follows:

                                                             YEARS ENDED DECEMBER 31
                                                             -----------------------
MILLIONS                                                     1996     1995     1994
--------                                                     -----    -----    -----
Current
  Federal..................................................  $34.9    $40.2    $31.3
  State....................................................    4.4      4.4      7.5
                                                             -----    -----    -----
          Total current....................................   39.3     44.6     38.8
                                                             -----    -----    -----
Deferred
  Federal..................................................   36.4     31.4     41.2
  State....................................................    4.5      5.0      6.8
                                                             -----    -----    -----
          Total deferred...................................   40.9     36.4     48.0
                                                             -----    -----    -----
Total income tax...........................................  $80.2    $81.0    $86.8
                                                             =====    =====    =====

     Total income tax differs from the amount computed by applying the federal income tax rate to income before income tax. The reasons for this difference are as follows:

                                                             YEARS ENDED DECEMBER 31
                                                             -----------------------
MILLIONS                                                     1996     1995     1994
--------                                                     -----    -----    -----
Federal income tax rate....................................    35%      35%      35%
                                                             =====    =====    =====
Income tax, computed at the statutory rate.................  $73.2    $72.5    $74.5
Adjustments resulting from
  State income tax, net of federal income tax effect.......    5.8      6.1      9.3
  Goodwill amortization....................................    1.8      2.1      2.9
  Other items, net.........................................   (0.6)     0.3      0.1
                                                             -----    -----    -----
          Total income tax.................................  $80.2    $81.0    $86.8
                                                             =====    =====    =====
Effective tax rate.........................................  38.3%    39.1%    40.8%
                                                             =====    =====    =====

     The tax effects of temporary differences that resulted in deferred income tax assets and liabilities, and a description of the significant financial statement items that created these differences, are as follows:

                                                                 DECEMBER 31
                                                              ------------------
MILLIONS                                                       1996       1995
--------                                                      -------    -------
Deferred liabilities and credits............................  $ 129.8    $ 150.0
Other accrued liabilities...................................     50.8       75.2
Other.......................................................      1.3        2.7
                                                              -------    -------
          Total deferred income tax assets..................    181.9      227.9
                                                              -------    -------
Plant, property and equipment...............................   (511.6)    (487.6)
Deferred charges............................................   (163.0)    (184.2)
State deferred income tax, net of federal tax effect........    (54.3)     (52.3)
Other.......................................................    (32.0)     (44.7)
                                                              -------    -------
          Total deferred income tax liabilities.............   (760.9)    (768.8)
                                                              -------    -------
Net deferred income tax liability, net of current amounts...  $(579.0)   $(540.9)
                                                              =======    =======

     In 1990, the Internal Revenue Service (IRS) issued regulations which disallow for tax purposes losses incurred in PanEnergy's 1989 sales of certain assets that were acquired in the purchase of TEC. Consequently, PanEnergy established a provision in 1990 for this and certain other issues, resulting in increases in TETCO's goodwill and paid-in capital. Following further discussions with the IRS, PanEnergy revised its estimates in 1994 with respect to the disallowed loss issue, and in 1995 and 1996 with respect to the remaining issues. As a result, PanEnergy reduced its provision and TETCO's related goodwill and paid-in capital by approximately $7 million, $100 million and $200 million in 1996, 1995 and 1994, respectively.

5. FINANCIAL INSTRUMENTS AND CREDIT RISK

  Financial Instruments

                                                                            APPROXIMATE
MILLIONS                                                      BOOK VALUE    FAIR VALUE
--------                                                      ----------    -----------
                                                                ASSETS (LIABILITIES)
DECEMBER 31, 1996
  Other current receivables.........................           $   0.1        $   0.1
  Other investments.................................              12.7           12.7(1)
  Notes payable -- parent...........................  Note 7    (605.0)        (605.0)(2)
  Other long-term debt..............................  Note 7    (599.4)        (658.6)(2)
DECEMBER 31, 1995
  Cash..............................................           $   0.1        $   0.1
  Other current receivables.........................               2.6            2.6
  Other investments.................................              11.6           11.6(1)
  Note payable -- parent............................  Note 7    (355.0)        (355.0)(2)
  Long-term debt....................................  Note 7    (820.5)        (951.8)(2)

---------------

(1) The fair value of these financial instruments, which are insurance contracts, is based on determinations by insurance companies.
(2) Based on quoted market prices for the same or similar issues, discounted cash flows and/or rates currently available to the Company for debt with similar terms and remaining maturities.

     PanEnergy's four interstate natural gas pipelines have implemented an agreement to sell with limited recourse, on a continuing basis, current accounts receivable at a discount. At December 31, 1996, the Company had a $56 million liability recorded for collections by the Company of accounts receivable sold in December 1996. In 1996, TETCO received $98.6 million from the sale of the right to collect certain Order 636 transition costs, with limited recourse. At December 31, 1996, $87.3 million remained outstanding on the transition cost recovery rights sold. In the opinion of management, the probability that the Company will be required to perform under the recourse provisions is remote.

     The recourse provisions of the trade accounts receivable and Order 636 transition cost recovery sales agreements have no book value associated with them and there are no fair values readily determinable since quoted market prices are not available. The fair values of advances receivable-parent are not readily determinable since such amounts are carried as non-interest bearing open accounts. See Note 2.

     Significant Customers and Concentrations. Customer billings that exceeded 10% of consolidated revenues during the years ended December 31, 1996, 1995 or 1994 were those to Public Service Electric and Gas Company totaling $119.6 million, $130.4 million and $112.3 million, respectively.

     The Company's primary market area is located in the Northeast region of the United States. The Company has a concentration of receivables due from gas and electric utilities in this area, which may affect the Company's overall credit risk in that certain customers may be similarly affected by changes in economic, regulatory or other factors. Trade receivables are generally not collateralized; however, the Company analyzes customers' credit positions, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis.

6. PLANT, PROPERTY AND EQUIPMENT

     A summary of plant, property and equipment by classification follows:

                                                                         DECEMBER 31
                                                      DEPRECIATION   --------------------
MILLIONS                                                  RATES         1996        1995
--------                                              ------------   --------    --------
Transmission........................................     3%          $3,098.7    $3,024.1
Underground storage.................................     2%             100.9        96.7
General plant.......................................   3%-20%            57.7        56.1
Construction work in progress.......................     --              60.2        42.0
                                                                     --------    --------
          Total plant, property and equipment.......                 $3,317.5    $3,218.9
                                                                     ========    ========

7. DEBT AND CREDIT FACILITIES

     A summary of long-term debt follows:

                                                                 DECEMBER 31
                                                              ------------------
MILLIONS                                                        1996       1995
--------                                                      --------    ------
Notes Payable -- Parent
  8.25% maturing 2001.......................................  $  355.0    $   --
  8.25% maturing 2006.......................................     250.0        --
Notes Payable -- Other
  10 3/8% maturing 2000.....................................     200.0     200.0
  10% maturing 2001.........................................     100.0     100.0
  8% maturing 2002..........................................     100.0     100.0
  8 1/4% maturing 2004......................................     100.0     100.0
  Medium Term, Series A, 7.64-9.07% maturing 1999-2012......     100.0     100.0
Debentures
  10 1/8% maturing 2011.....................................        --     100.0
  10% maturing 2011.........................................        --     150.0
Unamortized Discount........................................      (0.6)    (29.5)
                                                              --------    ------
          Total Long-term Debt..............................  $1,204.4    $820.5
                                                              ========    ======

     The interest rates indicated were in effect on principal balances outstanding at December 31, 1996. Interest costs capitalized in 1996, 1995 and 1994 were $0.7 million, $1.4 million and $2.8 million, respectively.

     Required sinking fund and installment payments applicable to long-term debt for the years 1999 through 2001 are $49 million, $200 million and $471 million, respectively. There are no required payments due in 1997 or 1998.

     In December 1995, TETCO declared and paid a $355 million dividend on common stock in the form of a promissory note due PanEnergy. This promissory note bears interest at prime and was to mature on June 30, 1996. In 1996, the maturity date of the note was extended to October 1, 2001.

     On October 1, 1996, TETCO redeemed its $150 million, 10% debentures due 2011 and its $100 million, 10 1/8% debentures also due 2011. TETCO recorded a non-cash extraordinary charge of $16.7 million (net of income tax of $10.3 million) related to the unamortized discount on this early retirement of debt.

     TETCO has an effective shelf registration statement with the Securities and Exchange Commission for the issuance of $100 million of unsecured debt securities.

8. LEASES

     The Company utilizes assets under operating leases in several areas of operations. Consolidated rental expense for these leases and for lease expenses billed from affiliates amounted to $11 million in 1996,

$10.5 million in 1995 and $10 million in 1994. Minimum rental payments under the Company's various operating leases for the years 1997 through 2001 are $3.2 million, $2.8 million, $2.5 million, $1.8 million and $0.5 million, respectively. Thereafter, payments aggregate $0.9 million through 2004.

9. ENVIRONMENTAL MATTERS

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

     In 1987, the Commonwealth of Kentucky instituted suit in state court against TETCO, alleging improper disposal of PCBs at TETCO's three compressor station sites in Kentucky. This suit, which is still pending, seeks penalties for violations of Kentucky environmental statutes. The Company previously established a reserve for potential fines and penalties. In 1996, TETCO completed cleanup of these sites.

     At December 31, 1996 and 1995, the Company had current and long-term liabilities recorded of $26.1 million and $136.6 million (1996), and $44.9 million and $168.3 million (1995), respectively, for remaining estimated cleanup costs. These amounts represent an estimate of probable gross cleanup costs to be incurred by TETCO, have not been discounted or reduced by customer recoveries and do not include fines, penalties or third-party claims. Estimated liabilities for remaining TETCO PCB cleanup costs were reduced $77.6 million in the fourth quarter 1995 as a result of lower-than-projected cleanup costs incurred on completed sites. As a result of the reduction in estimated cleanup costs, TETCO's share of the cleanup estimate was lowered, which decreased operating expenses $33 million ($21.5 million after tax) and reduced related regulatory assets by $44.6 million. At December 31, 1996 and 1995, the Company had current and long-term regulatory assets recorded of $10.8 million and $90.4 million
(1996), and $17 million and $101.7 million (1995), respectively, representing costs to be recovered from customers.

     The federal and state cleanup programs are not expected to interrupt or diminish TETCO's ability to deliver natural gas to customers. The Company believes the resolution of matters relating to the environmental issues discussed above will not have a material adverse effect on consolidated results of operations or financial position due to customer settlements and past experience with environmental cleanup costs.

10. LITIGATION

     Edison. In connection with a rupture and fire that occurred on TETCO's 36-inch natural gas pipeline on March 23, 1994 in Edison, New Jersey, claims have been made and numerous lawsuits have been filed in the Superior Court of New Jersey, Middlesex County against TETCO and other private and governmental entities by or on behalf of hundreds of individuals and businesses. These claimants seek compensatory damages for personal injuries, property losses and/or lost business income, as well as punitive damages. The property insurers of an apartment complex adjacent to the asphalt plant where the rupture occurred also filed suits against TETCO and other defendants in Superior Court seeking to recover amounts paid under pertinent policies of insurance. Quality Materials, Inc. (Quality), the owner of the asphalt plant, filed suit in the U.S. District Court for the District of New Jersey against TETCO seeking to recover unspecified property damages, lost income and punitive damages. TETCO has filed a counterclaim against Quality and has settled the claims of the property insurers and some individuals and businesses, while retaining the right to seek recovery of those settlement amounts from other defendants. In April 1996, the U.S. District Court dismissed the suit by Quality and the counterclaim by TETCO on the grounds that all claims should be resolved in the pending Middlesex County litigation.

     The findings of an investigation of the incident by the National Transportation Safety Board indicate third-party damage to be the cause of the rupture. The Company recorded a provision in 1994 for costs related to this incident that are not recoverable under the Company's insurance policies.

     PCBs. On August 30, 1995, two plaintiffs filed a lawsuit with class action allegations in Jefferson County, Texas, against PanEnergy, TETCO and TEC, among others. While that suit ultimately was dismissed, one of the two original plaintiffs refiled the suit on June 3, 1996 in the Circuit Court of the City of St. Louis, Missouri. The defendants removed the suit to the U.S. District Court for the Eastern District of Missouri, Eastern Division in July 1996. In March 1997, the case was remanded to the same state court in St. Louis. The plaintiff seeks recovery of compensatory and punitive damages, in unspecified amounts, for personal injuries and property damage resulting from alleged exposure to PCBs.

     The Company believes the resolution of the legal matters discussed above will not have a material adverse effect on the Company's consolidated results of operations or financial position.

     Marathon/Amerada Hess. On December 16, 1996, TETCO received notification that Marathon Oil Company (Marathon) intended to commence substitution of other gas reserves, deliverability and leases for those dedicated to a certain natural gas purchase contract (the Marathon Contract) with TETCO. In TETCO's view, the tendered substitute gas reserves, deliverability and leases are not subject to the Marathon Contract and TETCO filed a declaratory judgment action on December 17, 1996 in the U.S. District Court for the Eastern District of Louisiana seeking a ruling that Marathon's interpretation of the Marathon Contract is incorrect. On January 7, 1997, Marathon filed an answer and a counterclaim to TETCO's complaint seeking a declaratory judgment enforcing its interpretation of the Marathon Contract. On February 18, 1997, Amerada Hess Corporation (Amerada
Hess) notified TETCO that it intended to commence substitution of other gas reserves, deliverability, and leases for those dedicated to its natural gas purchase contract (the Amerada Hess Contract) with TETCO. On the same date, Amerada Hess also filed a petition in the District Court of Harris County, Texas, 157th Judicial District, seeking a declaratory judgment that its interpretation of the Amerada Hess Contract, which covers the same leases and reserves as the Marathon Contract, is correct. TETCO now has removed that suit to the U.S. District Court for the Southern District of Texas, Houston Division. TETCO also filed a declaratory judgment action with respect to Amerada Hess contentions in the U.S. District Court for the Eastern District of Louisiana on February 21, 1997. The Louisiana action now has been transferred to the judge presiding over the Marathon Contract matter. The potential liability of the Company should TETCO be contractually obligated to purchase natural gas based upon the substitute gas reserves, deliverability and leases, and the effect of transition cost recoveries pursuant to TETCO's Order 636 settlement involve numerous complex legal and factual matters which will take a substantial period of time to resolve. Because these matters are in the early stages of litigation, the Company cannot estimate the effects of these issues, based on information currently available.

     Grynberg. A lawsuit filed in the United States District Court for the District of Columbia by natural gas producer Jack Grynberg was served in July 1996 naming TETCO and certain affiliated companies as defendants, among others. The action was brought under the federal False Claims Act against 70 defendants, including every major pipeline, asserting that the defendants intentionally underreported volumes and heating content of gas purchased from producers on federal and Indian lands, with the result that the United States was underpaid royalties. The plaintiff seeks recovery of the royalty amounts due the United States, treble damages and civil penalties. Because this matter is in the early stages of litigation, the Company cannot estimate the effects of this issue, based on information currently available.

     The Company is also involved in various other legal actions and claims arising in the normal course of business. Based upon its current assessment of the facts and the law, management does not believe that the outcome of any such action or claim will have a material adverse effect upon the consolidated results of operations or financial position of the Company. However, these actions and claims in the aggregate seek substantial damages against the Company and are subject to the uncertainties inherent in any litigation. The Company is defending itself vigorously in all the above suits.

11. PENSION AND OTHER BENEFITS

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

     The components of the Company's net pension benefit, allocated by PanEnergy, are as follows:

                                                            YEARS ENDED DECEMBER 31
                                                           --------------------------
MILLIONS                                                    1996      1995      1994
--------                                                   ------    ------    ------
Actual return on plan assets.............................  $ 36.5    $ 48.3    $ (0.7)
Amount deferred..........................................   (15.5)    (28.4)     21.0
                                                           ------    ------    ------
Expected return on plan assets...........................    21.0      19.9      20.3
Service cost benefits earned during the period...........    (3.7)     (3.0)     (3.5)
Interest cost on projected benefit obligations...........   (14.5)    (14.7)    (14.4)
                                                           ------    ------    ------
          Net pension benefit............................  $  2.8    $  2.2    $  2.4
                                                           ======    ======    ======

     Assumptions used in the Company's pension and other postretirement benefits accounting are as follows:

                                                                 DECEMBER 31
                                                              ------------------
PERCENT                                                       1996   1995   1994
-------                                                       ----   ----   ----
Discount rate...............................................   7.5    7.5    8.5
Rate of increase in compensation levels.....................   5.0    5.0    5.0
Expected long-term rate of return on plan assets............   9.5    9.5    9.5
Assumed tax rate, where applicable..........................  39.6   39.6   39.6

     PanEnergy also sponsors, and the Company participates in, an employee savings plan which covers substantially all employees. The Company expensed plan contributions of $3.7 million in 1996 and $3.6 million in both 1995 and 1994.

     Other Postretirement Benefits. The Company's postretirement benefits, in conjunction with PanEnergy, consist of certain health care and life insurance benefits. Substantially all of TETCO's employees may become eligible for these benefits when they reach retirement age while working for the Company and have attained 10 years of specified service. The benefits are provided through contributory and noncontributory trusteed benefit plans.

     The Company accrues such benefit costs over the active service period of employees to the date of full eligibility for the benefits. The net unrecognized transition obligation, resulting from implementation of accrual accounting in 1993, is being amortized over approximately 20 years.

     It is the Company's and PanEnergy's general policy to fund accrued postretirement health care costs. PanEnergy's retiree life insurance plan is fully funded based on actuarially-determined requirements. FERC policy generally allows, subject to individual pipeline proceedings, for current rate recovery of funded accrued postretirement benefit costs including amortization of the transition obligation. Pending FERC approval in rate proceedings, TETCO has deferred certain postretirement benefit costs.

     The components of the Company's net postretirement benefits cost, allocated by PanEnergy, are as follows:

                                                              YEARS ENDED DECEMBER 31
                                                              -----------------------
MILLIONS                                                      1996     1995     1994
--------                                                      -----    -----    -----
Actual return on plan assets................................  $ 1.2    $ 0.6    $ 0.2
Amount deferred.............................................   (0.5)    (0.3)      --
                                                              -----    -----    -----
Expected return on plan assets..............................    0.7      0.3      0.2
Service cost benefits earned during the period..............   (0.6)    (0.5)    (0.6)
Interest cost on accumulated obligations....................   (6.2)    (6.3)    (6.2)
Net amortization and deferral...............................   (0.8)    (0.7)    (0.7)
                                                              -----    -----    -----
          Net postretirement benefits cost..................  $(6.9)   $(7.2)   $(7.3)
                                                              =====    =====    =====

     The assumed health care cost trend rate used to estimate postretirement benefits was 7% for 1997. The health care cost trend rate is expected to decrease, with a 5.5% ultimate trend rate expected to be achieved by 1999. The effect of a 1% increase in the assumed health care cost trend rate for each future year is $0.3 million on the annual aggregate postretirement benefit cost and $4.8 million on PanEnergy's accumulated postretirement benefit obligation attributable to the Company at December 31, 1996.

     Other Postemployment Benefits. The Company accrues such benefit costs provided by the Company to certain former or inactive employees. TETCO has received permission from FERC to defer such costs, pending approval in rate proceedings.

            TEXAS EASTERN TRANSMISSION CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED QUARTERLY FINANCIAL DATA

                                                                      QUARTERS ENDED
                                                        ------------------------------------------
MILLIONS                                                MARCH 31    JUNE 30    SEPT. 30    DEC. 31
--------                                                --------    -------    --------    -------
1996
  Operating revenues..................................   $239.2     $221.8      $220.5     $232.1
  Operating expenses..................................    154.1      145.2       140.1      153.6
                                                         ------     ------      ------     ------
  Operating income....................................     85.1       76.6        80.4       78.5
  Other income, net of deductions.....................      1.7        1.7         2.4        1.3
                                                         ------     ------      ------     ------
  Earnings before interest and tax....................     86.8       78.3        82.8       79.8
  Interest expense....................................     29.9       29.2        30.1       29.3
                                                         ------     ------      ------     ------
  Earnings before income tax..........................     56.9       49.1        52.7       50.5
  Income tax..........................................     22.4       19.3        20.4       18.1
                                                         ------     ------      ------     ------
  Income before extraordinary item....................     34.5       29.8        32.3       32.4
  Extraordinary item, net of tax(1)...................       --         --          --      (16.7)
                                                         ------     ------      ------     ------
  Net income..........................................   $ 34.5     $ 29.8      $ 32.3     $ 15.7
                                                         ======     ======      ======     ======
1995
  Operating revenues..................................   $227.6     $212.8      $209.7     $224.3
  Operating expenses..................................    148.8      136.3       142.9      152.3
                                                         ------     ------      ------     ------
  Operating income....................................     78.8       76.5        66.8       72.0
  Other income, net of deductions.....................      0.7        0.7         1.5        0.8
                                                         ------     ------      ------     ------
  Earnings before interest and tax....................     79.5       77.2        68.3       72.8
  Interest expense....................................     23.9       22.3        21.8       22.6
                                                         ------     ------      ------     ------
  Earnings before income tax..........................     55.6       54.9        46.5       50.2
  Income tax..........................................     22.2       21.9        18.7       18.2
                                                         ------     ------      ------     ------
  Net income..........................................   $ 33.4     $ 33.0      $ 27.8     $ 32.0
                                                         ======     ======      ======     ======

  Certain amounts for the prior year have been reclassified to conform to the current reporting presentation.
---------------

(1) Resulting from the early retirement of debt.

            TEXAS EASTERN TRANSMISSION CORPORATION AND SUBSIDIARIES

         SUMMARY OF SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

                                                       YEARS ENDED DECEMBER 31
                                     ------------------------------------------------------------
MILLIONS                               1996         1995         1994         1993         1992
--------                             --------     --------     --------     --------     --------
OPERATING REVENUES.................  $  913.6     $  874.4     $  826.7     $  905.6     $1,083.5
COSTS AND EXPENSES
  Natural gas purchased............        --           --           --         96.2        214.5
  Operating and maintenance........     295.5        306.3        272.9        346.3(1)     317.7
  Depreciation and amortization....     145.8        143.9        141.1        140.8        136.1
  Other costs and expenses.........     151.7        130.1        148.0        140.4        137.4
                                     --------     --------     --------     --------     --------
OPERATING INCOME...................  $  320.6     $  294.1     $  264.7     $  181.9     $  277.8
EARNINGS BEFORE INTEREST AND TAX...  $  327.7     $  297.8     $  258.4     $  182.6     $  259.0
INTEREST EXPENSE...................  $  118.5     $   90.6     $   80.0     $  114.7     $  107.2
INCOME BEFORE EXTRAORDINARY ITEM...  $  129.0     $  126.2     $  126.1     $   54.7(1)  $  123.3
NET INCOME.........................  $  112.3(2)  $  126.2     $  126.1     $   54.7(1)  $  123.3
PLANT, PROPERTY AND EQUIPMENT......  $3,317.5     $3,218.9     $3,122.8     $2,982.1     $2,774.0
Accumulated depreciation and
  amortization.....................    (796.9)      (681.9)      (584.6)      (478.5)      (359.6)
                                     --------     --------     --------     --------     --------
Net plant, property and
  equipment........................  $2,520.6     $2,537.0     $2,538.2     $2,503.6     $2,414.4
          TOTAL ASSETS.............  $4,318.1     $4,208.3     $4,198.9     $4,590.6     $4,714.1
CAPITAL STRUCTURE
  Long-term debt, including current
     maturities....................  $1,204.4     $  820.5     $  818.4     $  717.2     $1,158.5
  Notes payable....................        --        355.0           --         18.4         17.0
  Common stockholder's equity......   1,661.8      1,556.7      1,887.3      2,137.0      2,084.9
                                     --------     --------     --------     --------     --------
          TOTAL CAPITALIZATION.....  $2,866.2     $2,732.2     $2,705.7     $2,872.6     $3,260.4
OPERATING CASH FLOW................  $  355.8     $  259.6     $  189.0     $  230.8     $   12.6
CAPITAL EXPENDITURES...............  $  125.2     $  135.3     $  160.5     $  216.4     $  107.5
VOLUMES, TBtu(3)
  Transports.......................     1,349        1,234        1,194        1,081          956
  Sales............................        --           --           --           34          100
                                     --------     --------     --------     --------     --------
          Total....................     1,349        1,234        1,194        1,115        1,056
                                     ========     ========     ========     ========     ========

     Certain amounts for the prior years have been reclassified to conform to the current reporting presentation.

(1) Includes a $100 million charge ($60.2 million after tax) reflecting TETCO's settlement of Order 636 implementation and other issues.
(2) Includes an extraordinary charge of $16.7 million (net of income tax of $10.3 million) resulting from the early retirement of debt.
(3) Trillion British thermal units.

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

                                      TEXAS EASTERN TRANSMISSION CORPORATION

                                      By          /s/ ROBERT W. REED
                                        ----------------------------------------
                                                    (Robert W. Reed,
                                                       Secretary)

Date: March 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1997.

                 NAME AND SIGNATURE                                                 TITLE
                 ------------------                                                 -----
(i) Principal executive officer:*
                 /s/ FRED J. FOWLER
 --------------------------------------------------
                  (Fred J. Fowler)                          President

(ii) Principal financial officer:*
             /s/ PAUL F. FERGUSON, JR.
--------------------------------------------------
              (Paul F. Ferguson, Jr.)                       Senior Vice President and Chief Financial Officer

(iii) Principal accounting officer:*
               /s/ SANDRA P. MEYER
--------------------------------------------------
                (Sandra P. Meyer)                           Vice President and Treasurer

(iv) Directors:*
          PAUL M. ANDERSON
          FRED J. FOWLER
          DENNIS R. HENDRIX
---------------

* Signed on behalf of each of these persons:

                By /s/ ROBERT W. REED
   ----------------------------------------------
                  (Robert W. Reed,
                  Attorney-in-Fact)

                                 EXHIBIT INDEX

  EXHIBIT                                                                                 FILE
   NUMBER                 DESCRIPTION                  ORIGINALLY FILED AS EXHIBIT       NUMBER
  -------                 -----------                  ---------------------------       ------
      3.01     Restated Certificate of              3.1 to Form 10-Q of TETCO for        1-4456
               Incorporation of Texas Eastern       quarter ended September 30, 1993
               Transmission Corporation dated
               October 25, 1993
      3.02     By-Laws of Texas Eastern             3.2 to Form 10-Q of TETCO for        1-4456
               Transmission Corporation as          quarter ended September 30, 1993
               adopted on August 17, 1993
    *23        Consent of KPMG Peat Marwick LLP
    *24        Powers of Attorney
    *27        Financial Data Schedule for
               December 31, 1996