Form 10-Q
period 1997-03-31
TEXAS EASTERN TRANSMISSION CORP
filed 1997-05-14
CIK 97432

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

                 For the Quarter Ended March 31, 1997
                      Commission File No. 1-4456

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

                Class                     Outstanding at April 30, 1997
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

===========================================================================

                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements - Unaudited

         Texas Eastern Transmission Corporation and Subsidiaries
                    CONSOLIDATED STATEMENT OF INCOME

                                                               Three Months Ended
                                                                    March 31
                                                               ------------------
Millions                                      1997      1996
--------                                     ------    ------
Operating Revenues
         Transportation and storage of natural gas                $228.4        $226.7
         Other                                      14.2           12.5
                                                        ------                  ------
                            Total (Note 2)                                        242.6         239.2
                                                        ------                  ------
Costs and Expenses
         Operating and maintenance                                  78.9          78.4
         General and administrative                                 25.9          28.1
         Depreciation and amortization                              36.7          36.4
         Miscellaneous taxes                              11.3          11.2
                                                        ------                  ------
                            Total                        152.8                   154.1
                                                        ------                  ------

Operating Income                                   89.8            85.1

Other Income, Net of Deductions                     2.4             1.7
                                                        ------                  ------
Earnings Before Interest and Tax                          92.2                    86.8
                                                        ------                  ------
Interest Expense
  Parent                                       12.5       7.5
         Other                                 17.0      22.4
                                                        ------                  ------
                            Total                  29.5            29.9
                                                        ------                  ------
Earnings Before Income Tax                         62.7            56.9

Income Tax                                         23.7            22.4
                                                        ------                  ------
NET INCOME                                       $ 39.0          $ 34.5
                                                        ======                  ======

       See accompanying notes to consolidated financial statements

         Texas Eastern Transmission Corporation and Subsidiaries
                       CONSOLIDATED BALANCE SHEET
                                 ASSETS

                                    March 31,     December 31,
Millions                              1997            1996
--------                            ---------     ------------
Current Assets
 Accounts receivable, net            $   78.4      $   77.2
 Inventory and supplies                  15.6          16.1
 Current deferred income tax             33.1          21.9
 Other (Notes 2 and 3)                   94.8          98.1
                                     --------      --------
   Total                                221.9         213.3
                                     --------      --------

Investments
 Advances receivable - parent           907.7         909.2
 Other                                   16.4          17.8
                                     --------      --------
   Total                                924.1         927.0
                                     --------      --------

Plant, Property and Equipment
 Cost                                 3,324.1       3,317.5
 Accumulated depreciation and amortization           (833.0)   (796.9)
                                     --------      --------
   Net plant, property and equipment                2,491.1   2,520.6
                                     --------      --------

Deferred Charges
 Goodwill, net                          159.9         161.2
 Other (Notes 2 and 3)                  470.8         496.0
                                     --------      --------
   Total                                630.7         657.2
                                     --------      --------

TOTAL ASSETS                         $4,267.8      $4,318.1
                                     ========      ========

       See accompanying notes to consolidated financial statements

         Texas Eastern Transmission Corporation and Subsidiaries
                       CONSOLIDATED BALANCE SHEET
                  LIABILITIES AND STOCKHOLDER'S EQUITY

                                    March 31,     December 31,
Millions                              1997            1996
--------                            ---------     ------------
Current Liabilities
 Accounts payable                    $   31.4      $   47.9
 Accrued income tax - parent             17.6          53.3
 Other accrued taxes                     28.0          30.2
 Accrued interest                        14.8          14.1
 Other (Notes 2 and 3)                  276.0         261.8
                                     --------      --------
   Total                                367.8         407.3
                                     --------      --------
Deferred Liabilities and Credits
 Deferred income tax                    617.0         600.9
   Other (Notes 2 and 3)                377.8         443.7
                                     --------      --------
   Total                                994.8       1,044.6
                                     --------      --------
Long-term Debt
 Notes payable - parent                 605.0         605.0
 Other                                  599.4         599.4
                                     --------      --------
   Total                              1,204.4       1,204.4
                                     --------      --------
Commitments and Contingent Liabilities
 (Notes 2, 3 and 4)

Common Stockholder's Equity
 Common stock, one thousand shares
   authorized, issued and outstanding,
   $1 par value per share                 -             -
 Paid-in capital                      1,463.5       1,463.5
 Retained earnings                      237.3         198.3
                                     --------      --------
   Total                              1,700.8       1,661.8
                                     --------      --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY         $4,267.8  $4,318.1
                                     ========      ========

       See accompanying notes to consolidated financial statements

         Texas Eastern Transmission Corporation and Subsidiaries
                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                Three Months Ended
                                                March 31
                                                --------------------
Millions                                    1997        1996
--------                                   ------      ------
Operating Activities
 Net income                                $ 39.0      $ 34.5
 Adjustments to reconcile net income to
   operating cash flows
      Depreciation and amortization          36.7        36.4
      Deferred income tax expense             4.7         3.0
      Other non-cash items in net income      1.3         1.8
      Net change in operating assets
        and liabilities                     (70.3)      (75.4)
                                           ------      ------
 Net Cash Flows Provided by Operating Activities      11.4          0.3
                                           ------      ------
Investing Activities
 Capital expenditures                        (6.0)       (7.1)
 Net decrease in advances receivable - parent         1.5          10.7
 Property retirements and other               1.6        (0.4)
                                           ------      ------
 Net Cash Flows Provided by (Used in)
   Investing Activities                      (2.9)        3.2
                                           ------      ------
Financing Activities
 Net decrease in accounts payable - banks    (8.5)       (3.3)
                                           ------      ------
 Net Cash Flows Used in Financing Activities    (8.5)    (3.3)
                                           ------      ------
Net Change in Cash
 Increase in cash and cash equivalents        -           0.2
 Cash and cash equivalents, beginning of period     -     0.1
                                           ------      ------
 Cash and Cash Equivalents, End of Period    $  -      $  0.3
                                           ======      ======
Supplemental Disclosures
 Cash paid for interest (net of amount capitalized)    $ 25.7    $ 26.2
 Cash paid for income tax (including
   intercompany amounts)                     45.2        45.5

       See accompanying notes to consolidated financial statements

        Texas Eastern Transmission Corporation and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  General

    Texas Eastern Transmission Corporation (TETCO) and its subsidiaries (the Company) are primarily involved in the interstate transportation and storage of natural gas. TETCO is a wholly-owned subsidiary of PanEnergy Corp (PanEnergy). The interstate natural gas transmission and storage operations of TETCO are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).
    TETCO meets the criteria and, accordingly, follows the reporting and accounting requirements of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain net costs totaling $326 million at December 31, 1996 have been deferred as regulatory assets for amounts recoverable from customers, including costs related to environmental matters, FERC Order 636 transition, certain employee benefits and the early retirement of debt.

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

    FERC Order 636 and Transition Costs

    TETCO primarily provides transportation and storage services pursuant to FERC Order 636. This order allows pipelines to recover eligible costs resulting from implementation of the order (transition costs). On July 16, 1996, the U.S. Court of Appeals for the District of Columbia upheld, in general, all aspects of Order 636 and remanded certain issues, including recovery of gas supply realignment (GSR) costs, for further explanation. This decision is on appeal to the U.S. Supreme Court. On February 27, 1997, FERC issued an order reaffirming the right of interstate pipelines to recover 100% of GSR costs.

    TETCO's final and nonappealable Order 636 settlement, implemented in 1994, provides for the recovery of a significant portion of transition costs through volumetric and reservation charges through 2002 and beyond, if necessary. Pursuant to the settlement, TETCO will absorb a certain portion of the transition costs, the amount of which continues to be subject to change dependent upon natural gas prices and contract reserve levels.

    At March 31, 1997 and December 31, 1996, the Company had recorded $64.8 million and $235.2 million (1997), and $64.8 million and $249.8 million (1996), of current and long-term regulatory assets, respectively, representing transition costs incurred or estimated to be incurred that will be recovered. At March 31, 1997 and December 31, 1996, the Company had recorded estimated current and long-term liabilities related to Order 636 transition costs of $115.4 million and $66.6 million (1997), and $84.4 million and $121.9 million (1996), respectively.

    The Company believes the exposure associated with gas purchase contract commitments is substantially mitigated by transition cost recoveries pursuant to TETCO's settlement, Order 636 and other mechanisms, and that this issue will not have a material adverse effect on the Company's consolidated results of operations or financial position.

    In 1993, the U.S. Department of the Interior announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, and buyouts and buydowns of gas sales contracts with natural gas pipelines. TETCO, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of TETCO to the producers involves complex issues of law and fact which are likely to take substantial time to resolve.
    If required to reimburse or indemnify the producers, TETCO will file with FERC to recover a portion of these costs from pipeline customers. The Company believes the resolution of this matter will not have a material adverse effect on the Company's consolidated financial position.

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

    At March 31, 1997 and December 31, 1996, the Company had current and long-term liabilities recorded of $21.4 million and $133.5 million
    (1997), and $26.1 million and $136.6 million (1996), respectively, for remaining estimated cleanup costs. These estimates represent probable gross cleanup costs expected to be incurred, have not been discounted or reduced by customer recoveries and do not include fines, penalties or third-party claims. At March 31, 1997 and December 31, 1996, the Company had current and long-term regulatory assets recorded of $11.1 million and $87.5 million (1997), and $10.8 million and $90.4 million (1996), respectively, representing estimated costs to be recovered from customers.

    The federal and state cleanup programs are not expected to interrupt or diminish TETCO's ability to deliver natural gas to customers. The Company believes the resolution of matters relating to the environmental issues discussed above will not have a material adverse effect on the Company's consolidated results of operations or financial position based upon customer settlements and past experience with environmental cleanup costs.

4.  Litigation

    In connection with a rupture and fire that occurred on TETCO's 36-inch natural gas pipeline on March 23, 1994 in Edison, New Jersey, claims have been made and numerous lawsuits have been filed in the Superior Court of New Jersey, Middlesex County against TETCO and other private and governmental entities by or on behalf of hundreds of individuals and businesses. These claimants seek compensatory damages for personal injuries, property losses and/or lost business income, as well as punitive damages. The property insurers of an apartment complex adjacent to the asphalt plant where the rupture occurred also filed suits against TETCO and other defendants in Superior Court seeking to recover amounts paid under pertinent policies of insurance. Quality Materials, Inc. (Quality), the owner of the asphalt plant, has filed a claim against TETCO seeking to recover unspecified property damages, lost income and punitive damages. TETCO filed a counterclaim against Quality and has settled the claims of the property insurers and some individuals and businesses, while retaining the right to seek recovery of those settlement amounts from other defendants.

    The findings of an investigation of the incident by the National Transportation Safety Board indicate third-party damage to be the cause of the rupture. The Company recorded a provision in 1994 for costs related to this incident that are not recoverable under the Company's insurance policies.

    On August 30, 1995, two plaintiffs filed a lawsuit with class action allegations in Jefferson County, Texas, against TETCO, PanEnergy and Texas Eastern Corporation (an affiliate), among others. While that suit ultimately was dismissed, one of the two original plaintiffs refiled the suit on June 3, 1996 in the Circuit Court of the City of St. Louis, Missouri. The defendants removed the suit to the U.S. District Court for the Eastern District of Missouri, Eastern Division in July 1996. In March 1997, the case was remanded to the same state court in St. Louis. The plaintiff seeks, in addition to class certification, recovery of compensatory and punitive damages, in unspecified amounts, for personal injuries and property damage resulting from alleged exposure to PCBs.

    A lawsuit filed in the United States District Court for the District of Columbia by a natural gas producer was served in July 1996 naming TETCO and certain affiliated companies as defendants, among others. The action was brought under the federal False Claims Act against 70 defendants, including every major pipeline, asserting that the defendants intentionally underreported volumes and heating content of gas purchased from producers on federal and Indian lands, with the result that the United States was underpaid royalties. The plaintiff seeks recovery of the royalty amounts due the United States, treble damages and civil penalties. TETCO and its affiliated companies, and many of the other defendants, were dismissed from the lawsuit on March 27, 1997. The plaintiff retains the right to refile the claims against the various defendants under certain conditions.

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

    On February 18, 1997, Amerada Hess Corporation (Amerada Hess) notified TETCO that it intended to commence substitution of other gas reserves, deliverability, and leases for those dedicated to its natural gas purchase contract (the Amerada Hess Contract) with TETCO. On the same date, Amerada Hess also filed a petition in the District Court of Harris County, Texas, 157th Judicial District, seeking a declaratory judgment that its interpretation of the Amerada Hess Contract, which covers the same leases and reserves as the Marathon Contract, is correct. TETCO removed that suit to the U.S. District Court for the Southern District of Texas, Houston Division. TETCO also filed a declaratory judgment action with respect to Amerada Hess contentions in the U.S. District Court for the Eastern District of Louisiana on February 21, 1997. The Texas action has been transferred to the Eastern District of Louisiana. That suit and the Louisiana action filed by TETCO have been transferred to the judge presiding over the Marathon Contract matter.

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

    The Company is also involved in various other legal actions and claims arising in the normal course of business. Based upon its current assessment of the facts and the law, management does not believe that the outcome of any such action or claim will have a material adverse effect upon the Company's consolidated results of operations or financial position. However, these actions and claims in the aggregate seek substantial damages against the Company and are subject to the uncertainties inherent in any litigation. The Company is defending itself vigorously in all the above suits.

5.  Other Matters

    The Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," on a prospective basis effective January 1, 1997, with no significant impact on the Company's results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information is provided to facilitate increased understanding of the 1997 and 1996 interim consolidated financial statements and accompanying notes presented in Item 1. Because all of the outstanding capital stock of TETCO is owned by PanEnergy, the following discussion has been prepared in accordance with the reduced disclosure format permitted by Form 10-Q for issuers that are wholly-owned subsidiaries of reporting companies under the Securities Exchange Act of 1934.

OPERATING ENVIRONMENT

TETCO continues to advance projects that provide expanded services to meet the specific needs of customers. In addition to a previously announced TETCO project that will begin providing firm transportation service later in 1997, PanEnergy announced the Excelsior(sm) project, which would increase delivery capability by 500 billion British thermal units per day through a TETCO connection in New Jersey, and the Spectrum(sm) project, which would utilize existing and released capacity on PanEnergy's four interstate pipelines and provide up to 500 billion British thermal units per day of firm transportation capacity from the Chicago area to the East Coast. In addition, TETCO offers selective discounting to further maximize revenues from existing capacity.

Order 636 Transition Costs - With implementation of FERC Order 636 and the unbundling of services, the Company is incurring certain costs related to the transition, primarily TETCO's gas purchase contract commitments. TETCO's gross commitments under gas purchase contracts that do not contain market-sensitive pricing provisions were approximately $120 million, $55 million, $50 million and $15 million for the years 1997 through 2000, respectively, with no significant amounts thereafter. These estimates reflect significant assumptions regarding natural gas contract reserves and prices.

As a result of the sale in 1996 of the right to collect certain Order 636 transition costs, above-market gas purchase contract payments by TETCO are expected to exceed transition cost collections from customers through 2000.

For further discussion of Order 636 transition costs, see Note 2 of the Notes to Consolidated Financial Statements.

For information concerning certain other regulatory proceedings, environ-mental matters and other contingencies, see Notes 2, 3 and 4 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Consolidated net income for the three months ended March 31, 1997 was $39 million, compared with $34.5 million for the same period in 1996. Natural gas transportation volumes, totaling 381 trillion British thermal units for the first three months of 1997, decreased 12% as compared with the same period in 1996.

Higher operating income drove TETCO's $5.4 million, or 6%, increase in earnings before interest and tax, comparing the first three months of 1997 with the prior-year period. The $4.7 million operating income increase was attributable to higher revenues related to new pipeline expansion projects, partially offset by severance costs and lower volumes due to warmer weather.

CAPITAL EXPENDITURES

Capital expenditures totaled $6 million in the first three months of 1997, compared with $7.1 million for the same period in 1996. Capital expenditures for 1997 are expected to approximate $170 million, with market-expansion expenditures comprising 50% of the capital budget. Expenditures for 1997 are expected to be funded by cash from operations and/or collection of intercompany advances receivable.

FORWARD-LOOKING INFORMATION

This report may contain certain forward-looking information regarding the Company, including projections, estimates, forecasts, plans, contingencies and objectives. Although management believes that all such statements are based upon reasonable assumptions, no assurance can be given that the actual results will not differ materially from those contained in such forward-looking statements.

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


PA                     RT II.  OTHER INFORMATION


                                  Item 1.  Legal Proceedings

See Notes 2, 3 and 4 of the Notes to Consolidated Financial Statements in
Part I of this Report, which are incorporated herein by reference. See also Item 3 of TETCO's Annual Report on Form 10-K for the year ended December 31, 1996.

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




Date:  May 14, 1997