Form 10-Q
period 1997-06-30
TEXAS EASTERN TRANSMISSION CORP
filed 1997-08-14
CIK 97432

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED JUNE 30, 1997                    COMMISSION FILE NUMBER 1-4456
                  -------------                                           ------


                     TEXAS EASTERN TRANSMISSION CORPORATION
             (Exact name of Registrant as Specified in its Charter)

                   DELAWARE                                72-0378240
(State or Other Jurisdiction of Incorporation) (IRS Employer Identification No.)

                              5400 WESTHEIMER COURT
                                  P.O. BOX 1642
                             HOUSTON, TX 77251-1642
                    (Address of Principal Executive Offices)
                                   (Zip code)


        Registrant's telephone number, including area code: 713-627-5400

                                    NO CHANGE
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

The Registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format. Part I, Item 2 has been reduced and Part II, Item 4 has been omitted in accordance with such Instruction H.

All of the Registrant's common shares are indirectly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

    Number of shares of Common Stock, $1 par value, outstanding at July 31, 1997: 1,000 shares

                     TEXAS EASTERN TRANSMISSION CORPORATION

                                      INDEX

PART I. FINANCIAL INFORMATION

                                                                                          Page
Consolidated Statements of Income for the Three Months Ended and Year To Date
June 30, 1997 and 1996                                                                      2
Consolidated Statements of Cash Flows for Year To Date June 30, 1997 and 1996               3
Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996                       4
Notes to Consolidated Financial Statements                                                  6
Management's Discussion and Analysis of Results of Operations and Financial Condition       9


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                   11


SIGNATURES                                                                                 12


PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                     TEXAS EASTERN TRANSMISSION CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                            Three Months Ended                         Year To Date
                                                                  June 30                                 June 30
                                                   ------------------------------------    ------------------------------------
                                                          1997                1996                1997                1996
                                                   ----------------    ----------------    ----------------    ----------------
OPERATING REVENUES
      Transportation and storage of natural gas          $     214.2         $     211.2         $     442.6         $     437.9
      Other                                                     11.2                10.6                25.4                23.1
                                                    ----------------    ----------------    ----------------    ----------------
          Total operating revenues                             225.4               221.8               468.0               461.0
                                                    ----------------    ----------------    ----------------    ----------------

OPERATING EXPENSES
      Operation and maintenance                                102.0                98.6               206.8               205.1
      Depreciation and amortization                             36.7                36.4                73.4                72.8
      Property and other taxes                                  10.6                10.2                21.9                21.4
                                                    ----------------    ----------------    ----------------    ----------------
          Total operating expenses                             149.3               145.2               302.1               299.3
                                                    ----------------    ----------------    ----------------    ----------------

OPERATING INCOME                                                76.1                76.6               165.9               161.7
                                                    ----------------    ----------------    ----------------    ----------------

OTHER INCOME AND EXPENSES                                        2.5                 1.7                 4.9                 3.4
                                                    ----------------    ----------------    ----------------    ----------------

EARNINGS BEFORE INTEREST AND TAXES                              78.6                78.3               170.8               165.1

INTEREST EXPENSE                                                29.0                29.2                58.5                59.1
                                                    ----------------    ----------------    ----------------    ----------------

EARNINGS BEFORE INCOME TAXES                                    49.6                49.1               112.3               106.0

INCOME TAXES                                                    19.0                19.3                42.7                41.7
                                                    ----------------    ----------------    ----------------    ----------------

NET INCOME                                              $       30.6        $       29.8        $       69.6        $       64.3
                                                    ================    ================    ================    ================


                 See Notes to Consolidated Finanacial Statements

                     TEXAS EASTERN TRANSMISSION CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                                   Year To Date
                                                                                      June 30
                                                                         ------------------------------------
                                                                             1997                1996
                                                                         ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                                             $69.6              $        64.3
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                           75.8                       72.8
      Deferred income taxes                                                    5.9                        4.1
      Net change in operating assets and liabilities                        (121.6)                    (113.6)
                                                                         ----------------    ----------------
          Net cash provided by operating activities                           29.7                       27.6
                                                                         ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital and investment expenditures                                    (32.7)                     (30.2)
      Net increase in advances receivable - parent                            (1.3)                      (4.7)
      Retirements and other investing                                          4.3                        5.4
                                                                         ----------------    ----------------
          Net cash used in investing activities                              (29.7)                     (29.5)
                                                                         ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net change in notes payable                                                     -                   2.0
                                                                         ----------------    ----------------
          Net cash used in financing activities                                       -                   2.0
                                                                         ----------------    ----------------

      Net increase (decrease) in cash and cash equivalents                            -                   0.1

      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                -                   0.1
                                                                         ================    ================
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $           -        $          0.2
                                                                         ================    ================



                 See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                            June 30,          December 31,
                                                              1997                1996
                                                         ----------------    ----------------
ASSETS

CURRENT ASSETS
      Receivables                                               $     71.5         $      77.2
      Inventory                                                       14.8                16.1
      Current deferred income tax                                     28.5                21.9
      Current portion of natural gas transition costs                 64.8                64.8
      Current portion of environmental clean-up costs                 11.5                10.8
      Other                                                           16.3                22.5
                                                          ----------------    ----------------
          Total current assets                                       207.4               213.3
                                                          ----------------    ----------------
INVESTMENTS AND OTHER ASSETS
      Advances receivable - parent                                   910.5               909.2
      Goodwill, net                                                  158.7               161.2
      Other                                                           16.9                17.8
                                                          ----------------    ----------------
          Total investments and other assets                       1,086.1             1,088.2
                                                          ----------------    ----------------
PROPERTY, PLANT AND EQUIPMENT
      Cost                                                         3,338.1             3,317.5
      Less accumulated depreciation and amortization                 858.6               796.9
                                                          ----------------    ----------------
          Net property, plant and equipment                        2,479.5             2,520.6
                                                          ----------------    ----------------
REGULATORY ASSETS AND DEFERRED DEBITS
      Debt expense                                                    48.2                50.9
      Natural gas pipeline transition costs                          220.8               249.8
      Environmental clean-up costs                                    84.6                90.4
      Other                                                           95.7               104.9
                                                          ----------------    ----------------
          Total regulatory assets                                    449.3               496.0
                                                          ----------------    ----------------
      TOTAL ASSETS                                              $  4,222.3         $   4,318.1
                                                          ================    ================

                 See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                                     June 30,          December 31,
                                                                                       1997                1996
                                                                                  ----------------    ----------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
      Accounts payable                                                                       $ 44.1              $ 47.9
      Taxes accrued                                                                            61.6                83.5
      Interest accrued                                                                         14.1                14.1
      Current portion of natural gas transition liabilities                                   102.1                84.4
      Current portion of environmental clean-up liabilities                                    16.8                26.1
      Other                                                                                    78.2               151.3
                                                                                  ----------------    ----------------
          Total current liabilities                                                           316.9               407.3
                                                                                  ----------------    ----------------

LONG-TERM DEBT
      Notes payable - parent                                                                  605.0               605.0
      Other                                                                                   599.5               599.4
                                                                                  ----------------    ----------------
          Total long-term debt                                                              1,204.5             1,204.4
                                                                                  ----------------    ----------------

DEFERRED CREDITS AND OTHER LIABILITIES
      Deferred income taxes                                                                   614.8               600.9
      Natural gas transition liabilities                                                       51.5               121.9
      Environmental clean-up liabilities                                                      133.3               136.6
      Other                                                                                   169.9               185.2
                                                                                  ----------------    ----------------
          Total deferred credits and other liabilities                                        969.5             1,044.6
                                                                                  ----------------    ----------------

COMMON STOCKHOLDER'S EQUITY
      Common stock, $1par value, 1,000 shares authorized, issued and outstanding                -                   -
      Paid-in capital                                                                       1,463.5             1,463.5
      Retained earnings                                                                       267.9               198.3
                                                                                  ----------------    ----------------
          Total common stockholder's equity                                                 1,731.4             1,661.8
                                                                                  ----------------    ----------------

      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                         $  4,222.3         $   4,318.1
                                                                                  ================    ================



                 See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  OPERATIONS

Texas Eastern Transmission Corporation and its subsidiaries (the Company) are primarily involved in the interstate transportation and storage of natural gas to customers in the Mid-Atlantic and New England states. The interstate natural gas transmission and storage operations of the Company are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

The Company is a wholly-owned subsidiary of PanEnergy Corp (PanEnergy), which is an indirect wholly-owned subsidiary of Duke Energy Corporation (Duke Energy). On June 18, 1997, PanEnergy was merged with a wholly-owned subsidiary of Duke Energy, with PanEnergy as the surviving corporation. Pursuant to the merger, each share of PanEnergy's outstanding common stock was converted into the right to receive 1.0444 shares of Duke Energy common stock. In addition, each option to purchase PanEnergy common stock became an option to purchase common stock of Duke Energy. The merger was accounted for as pooling of interests.


2.  ACCOUNTING POLICIES

General - The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. These quarterly financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the respective years principally due to the effects of seasonal temperature variations on energy consumption.

Supplemental Cash Flow Information - Total income taxes paid for the year to date June 30, 1997 and 1996 were $48.2 million and $47.7 million, respectively. Interest paid, net of amounts capitalized, for the year to date June 30, 1997 and 1996 was $52.3 million and $55.7 million, respectively.

Reclassification - Certain amounts for the prior periods have been reclassified in the consolidated financial statements to conform to the current presentation.

3.   RELATED PARTY TRANSACTIONS

A summary of certain balances due to or due from related parties included in the Consolidated Balance Sheets is as follows :

                                 June 30, 1997     December 31,
            IN MILLIONS                                1996
      ------------------------- ---------------- -----------------
      Receivables                       $   3.4            $ 10.9
      Accounts payable                   $ 16.1            $ 19.3
      Taxes accrued                      $ 32.7            $ 53.3


Also, interest expense includes $12.8 million and $7.4 million for the three months ended June 30, 1997 and 1996, respectively of interest associated with notes payable to parent. Interest expense for the year to date June 30, 1997 and 1996 include $25.3 million and $14.9 million, respectively, of interest associated with notes payable to parent.


4.  COMMITMENTS AND CONTINGENCIES

Litigation

A lawsuit filed in the United States District Court for the District of Columbia by a natural gas producer was served in July 1996 naming the Company and certain affiliated companies as defendants, among others. The action was brought under the federal False Claims Act against 70 defendants, including every major natural gas pipeline, asserting that the defendants intentionally underreported volumes and heating content of gas purchased from producers on federal and Indian lands, with the result that the United States was underpaid royalties. The plaintiff seeks recovery of the royalty amounts due the United States, treble damages and civil penalties. The Company and its affiliated companies, and many of the other defendants, were dismissed from the lawsuit on March 27, 1997. The plaintiff retains the right to refile the claims against the various defendants under certain conditions. The Company believes the resolution of the this matter will not have a material adverse effect on the Company's results of operations or financial position.

On December 16, 1996, the Company received notification that Marathon Oil Company (Marathon) intended to commence substitution of other gas reserves, deliverability and leases for those dedicated to a certain natural gas purchase contract (the Marathon Contract) with the Company. In the Company's view, the tendered substitute gas reserves, deliverability and leases are not subject to the Marathon Contract and the Company filed a declaratory judgment action on December 17, 1996 in the U.S. District Court for the Eastern District of Louisiana seeking a ruling that Marathon's interpretation of the Marathon Contract is incorrect. On January 7, 1997, Marathon filed an answer and a counterclaim to the Company's complaint seeking a declaratory judgment enforcing its interpretation of the Marathon Contract.

On February 18, 1997, Amerada Hess Corporation (Amerada Hess) notified the Company that it intended to commence substitution of other gas reserves, deliverability and leases for those dedicated to its natural gas purchase contract (the Amerada Hess Contract) with the Company.

On the same date, Amerada Hess also filed a petition in the District Court of Harris County, Texas, 157th Judicial District, seeking a declaratory judgment that its interpretation of the Amerada Hess Contract, which covers the same leases and reserves as the Marathon Contract, is correct. The Company filed a declaratory judgment action with respect to Amerada Hess' contentions in the U.S. District Court for the Eastern District of Louisiana on February 21, 1997. The two actions have been transferred to the judge presiding over the Marathon Contract matter.

The potential liability of the Company associated with both the Marathon Contract and the Amerada Hess Contract should the Company be contractually obligated to purchase natural gas based upon the substitute gas reserves, deliverability and leases, and the effect of transition cost recoveries pursuant to the Company's Order 636 settlement involve numerous complex legal and factual matters which will take a substantial period of time to resolve. Because these matters are in the early stages of litigation, the Company cannot estimate the effects of these matters on the results of operation or financial position of the Company.

The Company is also involved in various other legal, tax and regulatory proceedings before various courts, regulatory commissions and government agencies arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, the Company has made accruals in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," in order to provide for such matters. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on the results of operations or financial position of the Company.

Other Commitments and Contingencies

In 1993, the US Department of the Interior announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, and buyouts and buydowns of gas sales contracts with natural gas pipelines. The Company's pipelines, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, the Company's pipelines will file with FERC to recover a portion of these costs from pipeline customers. Management is of the opinion that this matter will not have a material adverse effect on the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

On June 18, 1997, Duke Energy and PanEnergy consummated a stock-for-stock merger. See Note 1 to the Consolidated Financial Statements for further information.

The Company is involved in interstate transportation and storage of natural gas to customers in the Mid-Atlantic and New England states. The Company continues to advance new projects that provide expanded services to meet the specific needs of customers. In addition, the Company offers selective discounting to further maximize revenues from existing capacity.


RESULTS OF OPERATIONS

Net income for the three months ended June 30, 1997 was $30.6 million, compared with $29.8 million for the same period in 1996. The increase was primarily due to market-expansion projects.

Net income for the year to date June 30, 1997 was $69.6 million, compared with $64.3 million for the same period in 1996. The increase was primarily due to market-expansion projects, partially offset by costs incurred in 1997 related to the consolidation of certain administrative functions.

Revenues for the three months ended June 30, 1997 compared with the same period in 1996 increased primarily due to new incremental projects placed in service.

Higher operating income drove the Company's $5.7 million increase in earnings before interest and taxes for the year to date June 30, 1997 compared with the same period for 1996. The $4.2 million operating income increase was primarily attributable to higher revenues related to new pipeline expansion projects. Increased other operation and maintenance costs were caused by the consolidation of certain administrative functions and office locations during the period.


LIQUIDITY AND CAPITAL RESOURCES

Investing Cash Flow

Capital expenditures totaled $32.7 million in the first six months of 1997, compared with $30.2 million for the same period in 1996. Capital expenditures for 1997 are expected to approximate $170 million, with market-expansion expenditures comprising 50% of the capital budget. Expenditures for 1997 are expected to be funded by cash from operations and/or collection of intercompany advances receivable.

In addition to a previously announced project that will begin providing firm transportation service in 1997, PanEnergy announced the Excelsior pipeline project, which would increase delivery capability by 500 billion British thermal units per day through the Company's connection in New Jersey, and the Spectrum project, which would utilize existing and released capacity on PanEnergy's four interstate pipelines and provide up to 500 billion British thermal units per day of firm transportation capacity from the Chicago area to the East Coast.

Financing Cash Flow

Subsequent to the Duke Energy and PanEnergy merger, several rating agencies revised their ratings for the Company. A summary of the corporate debt ratings follows.


                                     CURRENT         PRIOR
     Standard & Poor's                 A             BBB+
     Fitch                             A+            BBB+
     Duff & Phelps                    BBB+           BBB+
     Moody's                           A2            Baa1


OTHER

For information concerning litigation, and other contingencies see Note 4 to the Consolidated Financial Statements.

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

          (27)    Financial Data Schedule (included in electronic filing only)

(b)    Reports on Form 8-K

          The Company filed a report on Form 8-K on June 27, 1997 under Item 1, Changes in Control of Registrant.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           TEXAS EASTERN TRANSMISSION

                                           CORPORATION



                                           -----------------------------

                                           Paul F. Ferguson, Jr.
                                           Senior Vice President and
                                           Chief Financial Officer


August 14, 1997