Form 10-Q
period 1997-09-30
TEXAS EASTERN TRANSMISSION CORP
filed 1997-11-14
CIK 97432

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

For Quarter Ended September 30, 1997               Commission File Number 1-4456


                     TEXAS EASTERN TRANSMISSION CORPORATION
             (Exact name of Registrant as Specified in its Charter)

          Delaware                                         72-0378240
(State or Other Jurisdiction                   (IRS Employer Identification No.)
     of Incorporation)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

The Registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10Q and is therefore filing this Form 10Q with the reduced disclosure format. Part I, Item 2 has been reduced and Part II, Item 4 has been omitted in accordance with such Instruction H.

All of the Registrant's common shares are indirectly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

Number of shares of Common Stock, $1 par value, outstanding at October 31, 1997:
1,000 shares

                     TEXAS EASTERN TRANSMISSION CORPORATION

                                      INDEX

PART I. FINANCIAL INFORMATION

                                                                                                      Page
                                                                                                      ----
Consolidated Statements of Income for the Three Months Ended and Year To Date
    September 30, 1997 and 1996                                                                         2
Consolidated Statements of Cash Flows for Year To Date September 30, 1997 and 1996                      3
Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996                              4
Notes to Consolidated Financial Statements                                                              6
Management's Discussion and Analysis of Results of Operations and Financial Condition                   9


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                               11


SIGNATURES                                                                                             12

Part I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                     TEXAS EASTERN TRANSMISSION CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                  (In millions)

                                                        Three Months Ended              Year To Date
                                                           September 30                 September 30
                                                     -----------------------       -----------------------
                                                       1997           1996           1997           1996
                                                     --------       --------       --------       --------
Operating Revenues
      Transportation and storage of natural gas      $  211.0       $  208.5       $  653.6       $  646.4
      Other                                              10.5           12.0           35.9           35.1
                                                     --------       --------       --------       --------
          Total operating revenues                      221.5          220.5          689.5          681.5
                                                     --------       --------       --------       --------

Operating Expenses
      Operation and maintenance                          91.3           93.8          298.1          298.9
      Depreciation and amortization                      36.8           36.3          110.2          109.1
      Property and other taxes                            5.8           10.0           27.7           31.4
                                                     --------       --------       --------       --------
          Total operating expenses                      133.9          140.1          436.0          439.4
                                                     --------       --------       --------       --------

Operating Income                                         87.6           80.4          253.5          242.1
                                                     --------       --------       --------       --------

Other Income and Expenses                                 3.2            2.4            8.1            5.8
                                                     --------       --------       --------       --------

Earnings Before Interest and Taxes                       90.8           82.8          261.6          247.9

Interest Expense                                         28.7           30.1           87.2           89.2
                                                     --------       --------       --------       --------

Earnings Before Income Taxes                             62.1           52.7          174.4          158.7

Income Taxes                                             23.8           20.4           66.5           62.1
                                                     --------       --------       --------       --------

Net Income                                           $   38.3       $   32.3       $  107.9       $   96.6
                                                     ========       ========       ========       ========


                See Notes to Consolidated Finanacial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)


                                                                       Year To Date
                                                                       September 30
                                                                    ------------------
                                                                      1997      1996
                                                                    --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                                    $  107.9  $   96.6
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                    113.8     109.1
      Deferred income taxes                                             10.2      21.2
      Net change in current assets and liabilities                     (68.4)     (9.8)
      Other, net                                                       (66.4)     25.4
                                                                    --------  --------
          Net cash provided by operating activities                     97.1     242.5
                                                                    --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital and investment expenditures                              (71.0)    (66.3)
      Net increase in advances receivable - parent                     (23.7)   (182.3)
      Retirements and other investing                                   (2.4)      6.0
                                                                    --------  --------
          Net cash used in investing activities                        (97.1)   (242.6)
                                                                    --------  --------

      Net decrease in cash and cash equivalents                           --      (0.1)







      Cash and cash equivalents at beginning of period                --           0.1
                                                                    --------  --------
      Cash and cash equivalents at end of period                    $     --  $     --
                                                                    ========  ========




                 See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                  (In millions)


                                                      September 30, December 31,
                                                           1997         1996
                                                      ------------  -----------
ASSETS

Current Assets
      Receivables                                       $     76.5   $     77.2
      Inventory                                               14.4         16.1
      Current deferred income taxes                            3.3         21.9
      Current portion of natural gas transition costs         65.5         64.8
      Current portion of environmental clean-up costs         11.9         10.8
      Other                                                   21.5         22.5
                                                        ----------   ----------
          Total current assets                               193.1        213.3
                                                        ----------   ----------

Investments and Other Assets
      Advances receivable - parent                           932.9        909.2
      Goodwill, net                                          157.4        161.2
      Other                                                   17.0         17.8
                                                        ----------   ----------
          Total investments and other assets               1,107.3      1,088.2
                                                        ----------   ----------

Property, Plant and Equipment
      Cost                                                 3,364.5      3,317.5
      Less accumulated depreciation and amortization         875.4        796.9
                                                        ----------   ----------
          Net property, plant and equipment                2,489.1      2,520.6
                                                        ----------   ----------

Regulatory Assets and Deferred Debits
      Debt expense                                            46.8         50.9
      Natural gas pipeline transition costs                  208.0        249.8
      Environmental clean-up costs                            81.8         90.4
      Other                                                   95.0        104.9
                                                        ----------   ----------
                Total regulatory assets                      431.6        496.0
                                                        ----------   ----------

      Total Assets                                      $  4,221.1   $  4,318.1
                                                        ==========   ==========



                 See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                  (In millions)


                                                                                  September 30,  December 31,
                                                                                      1997          1996
                                                                                   ----------    ----------
LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
      Accounts payable                                                             $     37.6    $     47.9
      Taxes accrued                                                                      82.8          83.5
      Interest accrued                                                                   14.8          14.1
      Current portion of natural gas transition liabilities                              47.4          84.4
      Current portion of environmental clean-up liabilities                              12.2          26.1
      Other                                                                              89.8         151.3
                                                                                   ----------    ----------
          Total current liabilities                                                     284.6         407.3
                                                                                   ----------    ----------

Long-term Debt
      Notes payable - parent                                                            605.0         605.0
      Other                                                                             599.5         599.4
                                                                                   ----------    ----------
          Total long-term debt                                                        1,204.5       1,204.4
                                                                                   ----------    ----------

Deferred Credits and Other Liabilities
      Deferred income taxes                                                             594.5         600.9
      Natural gas transition liabilities                                                 84.4         121.9
      Environmental clean-up liabilities                                                127.6         136.6
      Other                                                                             155.8         185.2
                                                                                   ----------    ----------
          Total deferred credits and other liabilities                                  962.3       1,044.6
                                                                                   ----------    ----------

Common Stockholder's Equity
      Common stock, $1par value, 1,000 shares authorized, issued and outstanding       --            --
      Paid-in capital                                                                 1,463.5       1,463.5
      Retained earnings                                                                 306.2         198.3
                                                                                   ----------    ----------
          Total common stockholder's equity                                           1,769.7       1,661.8
                                                                                   ----------    ----------

      Total Liabilities and Stockholder's Equity                                   $  4,221.1    $  4,318.1
                                                                                   ==========    ==========


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

The Company is a wholly-owned subsidiary of PanEnergy Corp (PanEnergy), which is an indirect wholly-owned subsidiary of Duke Energy Corporation (Duke Energy). On June 18, 1997, PanEnergy was merged with a wholly-owned subsidiary of Duke Energy, with PanEnergy as the surviving corporation. Pursuant to the merger, each share of PanEnergy's outstanding common stock was converted into the right to receive 1.0444 shares of Duke Energy common stock. In addition, each option to purchase PanEnergy common stock became an option to purchase common stock of Duke Energy. The merger was accounted for as a pooling of interests.


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

Supplemental Cash Flow Information - Total income taxes paid for the year to date September 30, 1997 and 1996 were $50 million and $45.8 million, respectively. Interest paid, net of amounts capitalized, for the year to date September 30, 1997 and 1996 was $77.7 million and $82 million, respectively.

Reclassification - Certain amounts for the prior periods have been reclassified in the consolidated financial statements to conform to the current presentation.

3. Related Party Transactions

A summary of certain balances due to or due from related parties included in the Consolidated Balance Sheets is as follows :

                                 September 30,     December 31,
            In Millions              1997              1996
      ------------------------- ---------------- -----------------
      Receivables                       $   6.2       $ 10.9
      Accounts payable                   $ 14.1       $ 19.3
      Taxes accrued                      $ 49.9       $ 53.3

Interest expense included $12.9 million and $7.3 million for the three months ended September 30, 1997 and 1996, respectively, of interest associated with notes payable to parent. Interest expense for the year to date September 30, 1997 and 1996 included $38.2 million and $22.2 million, respectively, of interest associated with notes payable to parent.

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

On September 26, 1997 the judge presiding over the Marathon and Amerada Hess contract matters issued summary judgments in favor of the Company. Marathon and Amerada Hess subsequently filed notices of appeal of the summary judgments. The potential liability of the Company associated with both the Marathon Contract and the Amerada Hess Contract should the Company be contractually obligated to purchase natural gas based upon the substitute gas reserves, deliverability and leases, and the effect of transition cost recoveries pursuant to the Company's Order 636 settlement involve numerous complex legal and factual matters which will take a substantial period of time to resolve. As a result, the Company cannot estimate the effects on the results of operations or financial position of the Company.

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

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 1997 was $38.3 million, compared with $32.3 million for the same period in 1996. A favorable tax ruling, an insurance settlement and increased revenues due to market expansion projects during the quarter were the primary causes of the increase.

Net income for the year to date September 30, 1997 was $107.9 million, compared with $96.6 million for the same period in 1996. The increase was primarily due to market-expansion projects.

Revenues for the three months ended September 30, 1997 compared with the same period in 1996 increased primarily due to new incremental projects placed in service. Operating expenses decreased due to a favorable tax ruling and insurance settlement during the quarter.

Higher operating revenues and lower operating expenses drove the Company's $13.7 million increase in earnings before interest and taxes for the year to date September 30, 1997 compared with the same period for 1996. The $8 million operating revenues increase was primarily attributable to new pipeline expansion projects. Decreased total operating expenses were caused by a favorable insurance settlement and favorable state tax ruling in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Investing Cash Flow

Capital and investment expenditures totaled $71 million in the first nine months of 1997, compared with $66.3 million for the same period in 1996. Capital expenditures for 1997 are expected to approximate $150 million, with market-expansion expenditures comprising half of the capital budget. Expenditures for 1997 are expected to be funded by cash from operations and/or collection of intercompany advances receivable.

Duke Energy is participating in and responsible for overall development of the $975 million project to construct approximately 800 miles of pipeline facilities from the Sable Island natural gas project through Maine. In July 1997 and September 1997, the FERC approved Phase I and Phase II of this project, respectively. The Company received notice in October 1997 that the Joint Review Panel of the Canadian government and the Maritime provinces had recommended plans for the Sable Offshore Energy Project to proceed. The Sable Island project will develop the natural gas reserves which lie off the coast of Nova Scotia, near Sable Island, and will provide natural gas resources to the Company's customers in the northeast US.

OTHER

For information concerning litigation and other contingencies, see Note 4 to the Consolidated Financial Statements.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       (27) Financial Data Schedule (included in electronic filing only)

(b)    Reports on Form 8-K

       The Company filed a report on Form 8-K on July 7, 1997 under Item 4, Changes in Registrant's Certifying Accountant.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              TEXAS EASTERN TRANSMISSION
                                              CORPORATION


                                              ---------------------------------
                                              Paul F. Ferguson, Jr.
                                              Senior Vice President and
                                              Chief Financial Officer



November 14, 1997