Form 10-K
period 1997-12-31
TEXAS EASTERN TRANSMISSION CORP
filed 1998-03-27
CIK 97432

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ___________ to ____________

                                 --------------
Commission file number 1-4456

                     TEXAS EASTERN TRANSMISSION CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                               72-0378240
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

 5400 Westheimer Court P.O.Box 1642 Houston, Texas      77251-1642
    (Address of principal executive offices)            (Zip Code)

                                  713-627-5400
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
                Title of each class                on which registered

               8 1/4% Notes Due 2004           The New York Stock Exchange, Inc.

           Securities registered pursuant to Section 12(g) of the Act:
                                 Title of class

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

The Registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format. Items 4, 10, 11, 12 and 13 have been omitted and Item 7 has been reduced in accordance with such Instruction I.

All of the Registrant's common shares are indirectly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

Estimated  aggregate  market value of the voting stock held by nonaffiliates of the registrant at February 27, 1998 .................. none
Number of shares of Common Stock, without par value, outstanding at February 27, 1998 ................................................. 1,000


================================================================================

                     TEXAS EASTERN TRANSMISSION CORPORATION
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997
                                TABLE OF CONTENTS

Item                                                                                                             Page
----                                                                                                             ----

                                     PART I.

 1.  Business......................................................................................................1
         General...................................................................................................1
         Natural Gas Transmission..................................................................................1
         Competition...............................................................................................1
         Regulation................................................................................................2
         Environmental Matters.....................................................................................2
         Other Matters.............................................................................................2
         Safe Harbor Statement under the  Private Securities Litigation Reform Act of 1995.........................3
 2.  Properties....................................................................................................3
 3.  Legal Proceedings.............................................................................................3


                                    PART II.

 5.  Market for Registrant's Common Equity and Related Stockholder Matters.........................................3
 6.  Selected Financial Data.......................................................................................4
 7.  Management's Discussion and Analysis of Results of Operations and Financial Condition.........................5
 7A. Quantitative and Qualitative Disclosures About Market Risk....................................................6
 8.  Financial Statements and Supplementary Data...................................................................8
 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................24


                                    PART IV.

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................................24
     Signatures...................................................................................................25
     Exhibit Index................................................................................................26

                                     PART I.

Item 1. Business.

GENERAL

     Texas Eastern Transmission Corporation (TETCO) is a wholly owned subsidiary of PanEnergy Corp (PanEnergy), which is an indirect wholly owned subsidiary of Duke Energy Corporation (Duke Energy). TETCO was incorporated in Delaware in 1947. TETCO and its subsidiaries (the Company) are primarily engaged in the interstate transportation and storage of natural gas. The interstate natural gas transmission and storage operations of the Company are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

     On June 18, 1997, PanEnergy was merged with a wholly owned subsidiary of Duke Energy, with PanEnergy as the surviving corporation. Pursuant to the merger, each share of PanEnergy's outstanding common stock was converted into the right to receive 1.0444 shares of Duke Energy common stock. In addition, each option to purchase PanEnergy common stock became an option to purchase common stock of Duke Energy. The merger was accounted for as a pooling of interests.

     Executive offices of the Company are located at 5400 Westheimer Court, Houston, Texas 77056-5310, and the telephone number is (713) 627-5400.

NATURAL GAS TRANSMISSION

     The Company, together with Algonquin Gas Transmission Company (Algonquin), Panhandle Eastern Pipe Line Company (PEPL) and Trunkline Gas Company (Trunkline), all subsidiaries of Duke Energy, had consolidated natural gas deliveries of 2,862 TBtu (Trillion British thermal units) in 1997, compared to 2,939 TBtu in 1996, which represented approximately 12% of the natural gas consumed in the United States.

     The Company's throughput volumes for the years 1993 to 1997 were 1,115 TBtu, 1,194 TBtu, 1,234 TBtu, 1,349 TBtu, and 1,300 TBtu, respectively. A substantial majority of the Company's delivered volumes of the interstate pipelines represents gas transported under long-term firm service agreements with local distribution company (LDC) customers in the pipelines' market areas. Firm transportation services are also provided under contract to gas marketers, producers, other pipelines, electric power generators and a variety of end-users. In addition, the pipelines offer interruptible transportation to customers on a short-term or seasonal basis. The Company's major customers are located in Pennsylvania, New Jersey and New York, and include LDCs serving the Pittsburgh, Philadelphia, Newark and New York City metropolitan areas.

     The Company also provides firm and interruptible open-access storage services. Since the implementation of the FERC Order 636 restructuring, storage is offered as a stand-alone unbundled service or as part of a no-notice bundled service. The Company's storage services utilize two joint venture storage facilities in Pennsylvania and one wholly owned and operated storage field in Maryland. The Company also leases storage capacity. The Company's certificated working capacity in these three fields is 70 Billion cubic feet (Bcf), and the combined working gas in storage was 52 Bcf on December 31, 1997. For further discussion of Order 636 see "Business, Regulation."

     During 1997, 1996 and 1995, total billings for transportation and storage services provided by the Company to Public Service Electric and Gas Company (Public) accounted for approximately 13% for each of 1997 and 1996 and 15% for 1995 of the Company's consolidated revenues. Public was the only customer of the Company accounting for 10% or more of consolidated revenues in 1997, 1996 and 1995.

COMPETITION

     The Company's interstate pipelines compete with other interstate and intrastate pipeline companies in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service and flexibility and reliability of service. The Company continues to offer selective discounting to maximize revenues from existing capacity and to advance projects that provide expanded services to meet the specific needs of customers.

     In the Mid-Atlantic and New England markets, the Company competes directly with Transcontinental Gas Pipe Line Corporation, Tennessee Gas Pipeline Company, Iroquois Gas Transmission System, CNG Transmission Corporation and Columbia Gas Transmission Corporation.

     Natural gas competes with other forms of energy available to the Company's customers and end-users, including electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability or price of natural gas and other forms of energy, the level of business activity, conservation, legislation and governmental regulations, the capability to convert to alternative fuels, and other factors, including weather, affect the demand for natural gas in the areas served by the Company.

REGULATION

     The FERC has authority to regulate rates and charges for natural gas transported in or stored for interstate commerce or sold by a natural gas company in interstate commerce for resale. Currently, the Company's rates recover its cost of service, transition costs resulting from Order 636, environmental clean-up costs, and a fair return. However, competitive forces may cause the Company to modify rates to remain competitive. For further discussion of rate matters, see Note 3 to the Consolidated Financial Statements, "Regulatory Matters." The FERC also has authority over the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of such facilities. The Company holds certificates of public convenience and necessity issued by the FERC, authorizing it to construct and operate the pipelines, facilities and properties now in operation for which such certificates are required, and to transport and store natural gas in interstate commerce.

     The Company's pipelines operate as open-access transporters of natural gas. In 1992, the FERC issued Order 636, which requires open-access pipelines to provide firm and interruptible transportation services on an equal basis for all gas supplies, whether purchased from the pipeline or from another gas supplier. To implement this requirement, Order 636 provided, among other things, for mandatory unbundling of services that have historically been provided by pipelines into separate open-access transportation, sales and storage services. Order 636 allows pipelines to recover eligible costs, known as "transition costs," resulting from the implementation of Order 636. For further discussion of Order 636, see Note 3 to the Consolidated Financial Statements, "Regulatory Matters."

     Regulation of the importation and exportation of natural gas is vested in the Secretary of Energy, who has delegated various aspects of this jurisdiction to the Office of Fossil Fuels of the Department of Energy.

     The Company is also subject to the Natural Gas Pipeline Safety Act of 1968, which regulates gas pipeline safety requirements and to the Hazardous Liquid Pipeline Safety Act of 1979, which regulates oil and petroleum pipelines.

ENVIRONMENTAL MATTERS

     The Company is subject to federal, state and local regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters. Certain environmental regulations affecting the Company include, but are not limited to:

o    The Clean Air Act Amendments of 1990;

o The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), which can require any individual or entity which may have owned or operated a disposal site, as well as transporters or generators of hazardous wastes which were sent to such site, to share in remediation costs for the site.

     For further discussion of environmental matters involving the Company, including possible liability and capital costs, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current
Issues - Environmental"   and  Note  10  to  the   Consolidated   Financial
Statements, "Commitments and Contingencies - Environmental." Except as set forth therein, compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise protecting the environment, is not expected to have a material adverse effect on the consolidated results of operations or financial position of the Company.

OTHER MATTERS

     Demand for gas transmission on the Company's interstate pipeline systems is seasonal, with the highest throughput occurring during the colder periods in the first and fourth quarters.

     Foreign operations and export sales were not material to the Company's business as a whole.

     At December 31, 1997, the Company had approximately 1,100 employees.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     From time to time, the Company may make statements regarding its expectations, intent or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company cautions that assumptions, projections and expectations about future events may and often do vary from actual results, the differences between assumptions, projections and expectations and actual results can be material, and there can be no assurance that the forward-looking statements will be realized. For a discussion of some factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements, see "Managements' Discussion and Analysis of Results of Operations and Financial Condition, Current Issues - Forward-Looking Statements."

Item 2. Properties.

     The Company's gas transmission system extends approximately 1,700 miles from producing fields in the Gulf Coast region of Texas and Louisiana to Ohio, Pennsylvania, New Jersey and New York. It consists of two parallel systems, one consisting of three large-diameter parallel pipelines and the other consisting of from one to three large-diameter pipelines over its length. The Company's system, including its gathering systems, has 73 compressor stations. The Company's system connects with the PEPL and Trunkline systems through the Lebanon Lateral in Lebanon, Ohio.

     The Company also owns and operates two offshore Louisiana gas supply systems, which extend over 100 miles into the Gulf of Mexico and consist of 490 miles of pipeline.

     For information concerning natural gas storage properties, see "Business, Natural Gas Transmission."


Item 3. Legal Proceedings.

     See Note 10 to the Consolidated Financial Statements, "Commitments and Contingencies" and "Managements' Discussion and Analysis of Results of Operations and Financial Condition, Current Issues - Environmental" for a discussion of legal proceedings.


                                    PART II.

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters.

     All of the Company's outstanding common stock, $1.00 par value per share, is owned by PanEnergy. No dividends were declared in 1997 or 1996.

Item 6. Selected Financial Data.

-----------------------------------------------------------------------------------------------------------------
In Millions                                        1997         1996         1995         1994          1993
-----------------------------------------------------------------------------------------------------------------
Income        Operating Revenues                $   923.8     $   913.6    $   874.4    $   826.7    $   905.6
Statement     Operating Expenses                    585.6         593.0        580.3        562.0        723.7
                                               ------------------------------------------------------------------
              Operating Income                      338.2         320.6        294.1        264.7        181.9
              Other Income and Expenses              10.4           7.1          3.7         (6.3)          .7
                                               ------------------------------------------------------------------
              Earnings Before Interest and
                   Taxes                            348.6         327.7        297.8        258.4        182.6
              Interest Income - Parent                -             -            -           34.5         33.2
              Interest Expense                      115.6         118.5         90.6         80.0        114.7
                                               ------------------------------------------------------------------
              Earnings Before Income Taxes          233.0         209.2        207.2        212.9        101.1
              Income Taxes                           87.4          80.2         81.0         86.8         46.4
                                               ------------------------------------------------------------------
              Income Before Extraordinary           145.6         129.0        126.2        126.1         54.7
                   Item
              Extraordinary Item, Net of Tax          --          (16.7)          --           --           --
                                               ------------------------------------------------------------------
              Net Income                        $   145.6     $   112.3    $   126.2    $   126.1         54.7
=================================================================================================================
Balance       Total Assets                      $ 4,249.8     $ 4,318.1    $ 4,208.3    $ 4,198.9    $ 4,590.6
Sheet         Long-term Debt                    $ 1,204.4     $ 1,204.4    $   820.5    $   818.4    $   717.2
-----------------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

     Texas Eastern Transmission Corporation (TETCO) is a wholly owned subsidiary of PanEnergy Corp (PanEnergy), which is an indirect wholly owned subsidiary of Duke Energy Corporation (Duke Energy). TETCO was incorporated in Delaware in 1947. TETCO and its subsidiaries (the Company) are primarily engaged in the interstate transportation and storage of natural gas. The interstate natural gas transmission and storage operations of the Company are subject to the rules and regulations of the FERC.

     On June 18, 1997, PanEnergy was merged with a wholly owned subsidiary of Duke Energy, with PanEnergy as the surviving corporation. Pursuant to the merger, each share of PanEnergy's outstanding common stock was converted into the right to receive 1.0444 shares of Duke Energy common stock. In addition, each option to purchase PanEnergy common stock became an option to purchase common stock of Duke Energy. The merger was accounted for as a pooling of interests.

     The following information is provided to facilitate increased understanding of the 1997 and 1996 consolidated financial statements and accompanying notes of the Company, and should be read in conjunction therewith. Because all of the outstanding common stock of the Company is owned indirectly by Duke Energy, the following discussion has been prepared in accordance with the reduced disclosure format permitted by Form 10-K for issuers that are wholly owned subsidiaries of reporting companies under the Securities Exchange Act of 1934 set forth in General Instruction I(1)(a) and (b) for Form 10-K.

RESULTS OF OPERATIONS

     The Company reported consolidated net income of $145.6 million in 1997 compared to consolidated net income of $112.3 million in 1996. Operating income was $338.2 million in 1997 and $320.6 million in 1996. Earnings before interest and taxes were $348.6 million in 1997 compared to $327.7 in 1996. Operating income and earnings before interest and taxes are not materially different, and are affected by the same fluctuations for the Company.

     Earnings before interest and taxes for the Company increased 6.4% in 1997 over the prior year primarily due to market-expansion projects placed in service. Revenues increased $10.2 million in 1997 over the prior year due to market-expansion projects placed in service. In 1997, operating expenses were down $7.4 million from the prior year primarily due to a favorable state ad valorem tax ruling and lower employee and executive incentive expenses, partially offset by higher severance costs in 1997.

     On October 1, 1996, TETCO redeemed its $150 million, 10% debentures and its $100 million, 10 1/8% debentures both due 2011. TETCO recorded a non-cash extraordinary item of $16.7 million (net of income tax of $10.3 million) related to the unamortized discount on this early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

     Capital and investment expenditures for 1997 and 1996 were $119 million and $125.2 million, respectively. The Company plans to maintain its facilities and pursue business expansion as opportunities arise. Projected 1998 capital and investment expenditures, including allowance for funds used during construction, are approximately $156.1 million. These projections are subject to periodic review and revision. Actual expenditures incurred may vary from estimates due to various factors, including business expansion opportunities and environmental matters. Expenditures for 1998 are expected to be funded by cash from operations and/or collection of intercompany advances receivable.

     Duke Energy is participating in and responsible for overall development of the $1 billion project to construct approximately 800 miles of pipeline facilities from the Sable Island natural gas project through Maine. In July 1997 and September 1997, the FERC approved Phase I and Phase II of this project, respectively. Duke Energy received notice in October 1997 that the Joint Review Panel of the Canadian government and the Maritime provinces had recommended plans for the Sable Offshore Energy Project to proceed. The Sable Island project will develop the natural gas reserves which lie off the coast of Nova Scotia, near Sable Island, and will provide natural gas resources to the Company's customers in the northeast U.S.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. The Company is exposed to changes in interest rates as a result of significant financing through its issuance of variable-rate debt and fixed-rate debt. The Company manages its interest rate exposure by limiting its variable-rate exposure to a certain percentage of total capitalization, as set by policy, and by monitoring the effects of market changes in interest rates. All of the Company's variable-rate debt is due to PanEnergy. (See Notes 8 and 9 to the Consolidated Financial Statements.)

     If market interest rates average 1% more in 1998 than in 1997, the Company's interest expense would increase, and income before taxes would decrease by approximately $6.1 million. This amount has been determined by considering the impact of the hypothetical interest rates on the Company's variable-rate debt balances as of December 31, 1997. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

CURRENT ISSUES

     Operations Outlook. The Company's natural gas transmission operations is expected to grow moderately, consistent with historical trends. The Company continues to offer selective discounting to maximize revenues from existing capacity and to advance projects that provide expanded services to meet the specific needs of customers. Several projects have been announced that position the Company to meet increasing demand for gas in northeast markets by connecting new sources of supply in eastern and western Canada to the existing pipeline system.



     Environmental.   The  Company  is  subject  to  federal,  state  and  local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

     Superfund Sites. The Company is considered by regulators to be a potentially responsible party and may be subject to future liability at one federal Superfund site. The federal claims for this site have been settled, however state claims are now being asserted. The Company will share in any liability associated with remediation of contamination at this site with other potentially responsible parties. Management is of the opinion that resolution of these matters will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

     PCB (Polychlorinated Biphenyl) Assessment and Clean-up Programs. The Company is currently conducting PCB assessment and clean-up programs at certain of its compressor station sites under conditions stipulated by a U.S. Consent Decree. The programs include on- and off-site assessment, installation of on-site source control equipment and groundwater monitoring wells, and on- and off-site clean-up work. The Company expects to complete these clean-up programs during 1998. Groundwater monitoring activities will continue at several sites beyond 1998.


     At December 31, 1997 and 1996, the Company had accrued liabilities for remaining estimated clean-up costs on the Company's systems, which were included in Environmental Clean-up Liabilities in the Consolidated Balance Sheets. These cost estimates represent gross clean-up costs expected to be incurred, have not been discounted or reduced by customer recoveries and do not include fines, penalties or third-party claims. Costs expected to be recovered from customers are included in the Consolidated Balance Sheets as of December 31, 1997 and 1996, as Environmental Clean-up Costs.



     In 1987, the Commonwealth of Kentucky instituted a suit in state court against the Company, alleging improper disposal of PCBs at the Company's three compressor station sites in Kentucky. This suit is still pending. In 1996, the Company completed clean-up of these sites under the U.S. Consent Decree.


     The federal and state clean-up programs are not expected to interrupt or diminish the Company's ability to deliver natural gas to customers. Based on the Company's experience to date and costs incurred for clean-up operations, management believes the resolution of matters relating to the environmental issues discussed above will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

     Litigation and Contingencies. For information concerning litigation and other commitments and contingencies, see Note 10 to the Consolidated Financial Statements.

     Computer Systems Changes For The Year 2000. The Company is incurring incremental costs to modify existing computer systems to accommodate the year 2000 and beyond. The Company is currently making modifications to its programs and is of the opinion that remaining modifications will be completed before they become problematic. Management is of the opinion that the costs associated with these modifications will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

     Forward-Looking Statements. From time to time, the Company may make statements regarding its expectations, intent or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company cautions that assumptions, projections and expectations about future events may and often do vary from actual results, the differences between assumptions, projections and expectations and actual results can be material, and there can be no assurance that the forward-looking statements will be realized. The following are some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements: state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed and degree to which competition enters the natural gas industry; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which the Company and its subsidiaries are subject or other external factors over which the Company has no control; the results of financing efforts; growth in opportunities for the Company's subsidiaries; and the effect of the Company's accounting policies, in each case during the periods covered by the forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk."

Item 8. Financial Statements and Supplementary Data.



                     TEXAS EASTERN TRANSMISSION CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                  (In millions)

                                                       Years Ended December 31
                                                       -----------------------
                                                       1997      1996      1995
                                                       ----      ----      ----
Operating Revenues
      Transportation and storage of natural gas        $874.4   $867.2    $843.2
      Other                                              49.4     46.4      31.2
                                                       ------   ------    ------
          Total operating revenues                      923.8    913.6     874.4
                                                       ------   ------    ------

Operating Expenses
      Operation and maintenance                         401.6    405.6     398.3
      Depreciation and amortization                     147.3    145.8     143.9
      Property and other taxes                           36.7     41.6      38.1
                                                       ------   ------    ------
          Total operating expenses                      585.6    593.0     580.3
                                                       ------   ------    ------

Operating Income                                        338.2    320.6     294.1
                                                       ------   ------    ------

Other Income and Expenses                                10.4      7.1       3.7
                                                       ------   ------    ------

Earnings Before Interest and Taxes                      348.6    327.7     297.8

Interest Expense                                        115.6    118.5      90.6
                                                       ------   ------    ------

Earnings Before Income Taxes                            233.0    209.2     207.2

Income Taxes                                             87.4     80.2      81.0
                                                       ------   ------    ------

Income Before Extraordinary Item                        145.6    129.0     126.2
                                                       ------   ------    ------

Extraordinary Item, Net of Tax                           --      (16.7)     --
                                                       ------   ------    ------

Net Income                                             $145.6   $112.3    $126.2
                                                       ======   ======    ======

                 See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (In millions)



                                                                           Years Ended December 31
                                                                       ------------------------------
                                                                       1997         1996         1995
                                                                       ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                                      $145.6      $112.3      $126.2
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                    152.1       152.5       151.0
      Deferred income taxes                                             14.3        40.9        36.4
      Natural gas transition cost recoveries                           (38.7)       79.0       (81.9)
      Extraordinary charge, net of tax                                  --          16.7        --
      (Increase) Decrease in
          Receivables                                                   (3.4)      (55.5)        6.7
          Inventory                                                      1.8         3.0         1.0
          Other current assets                                           2.7        41.1        47.0
      Increase (Decrease) in
          Accounts payable                                              (8.9)       (0.9)        9.6
          Taxes accrued                                                 19.2        11.4         4.3
          Other current liabilities                                    (52.5)      (22.3)      (36.0)
      Other, net                                                       (44.8)      (17.8)       (9.8)
                                                                      ------      ------      ------
          Net cash provided by operating activities                    187.4       360.4       254.5
                                                                      ------      ------      ------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital and investment expenditures                             (119.0)     (125.2)     (135.3)
      Net increase in advances receivable - parent                     (64.5)     (223.1)     (132.3)
      Retirements and other                                             (3.9)        0.4         2.2
                                                                      ------      ------      ------
          Net cash used in investing activities                       (187.4)     (347.9)     (265.4)
                                                                      ------      ------      ------

CASH FLOWS FROM FINANCING ACTIVITIES
      Payments for the redemption of long-term debt                     --        (250.0)       --
      Net increase in notes payable                                     --         250.0        --
      Other                                                             --         (12.6)       --
                                                                      ------      ------      ------
          Net cash used in financing activities                         --         (12.6)       --
                                                                      ------      ------      ------

      Net decrease in cash and cash equivalents                         --          (0.1)      (10.9)

      Cash and cash equivalents at beginning of year                    --           0.1        11.0
                                                                      ------      ------      ------
      Cash and cash equivalents at end of year                        $ --        $ --        $  0.1
                                                                      ======      ======      ======


Supplemental Disclosures
      Cash paid for interest (net of amount capitalized)              $ 104.5    $ 117.6      $ 85.0
      Cash paid for income taxes                                      $  58.4    $ 45.3       $ 45.2




                 See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                  (In millions)



                                                                  December 31
                                                               ----------------
                                                               1997        1996
                                                               ----        ----
ASSETS

Current Assets
      Receivables                                            $   80.6   $   77.2
      Inventory                                                  14.3       16.1
      Current deferred income taxes                               --        21.9
      Current portion of natural gas transition costs            66.4       64.8
      Current portion of environmental clean-up costs            12.3       10.8
      Other                                                      19.8       22.5
                                                             --------   --------
          Total current assets                                  193.4      213.3
                                                             --------   --------

Investments and Other Assets
      Advances receivable - parent                              973.7      909.2
      Goodwill, net                                             156.2      161.2
      Other                                                      16.8       17.8
                                                             --------   --------
          Total investments and other assets                  1,146.7    1,088.2
                                                             --------   --------

Property, Plant and Equipment
      Cost                                                    3,411.0    3,317.5
      Less accumulated depreciation and amortization            908.0      796.9
                                                             --------   --------
          Net property, plant and equipment                   2,503.0    2,520.6
                                                             --------   --------

Regulatory Assets and Deferred Debits
      Debt expense                                               45.5       50.9
      Natural gas transition costs                              192.9      249.8
      Environmental clean-up costs                               78.6       90.4
      Other                                                      89.7      104.9
                                                             --------   --------
          Total regulatory assets and deferred debits           406.7      496.0
                                                             --------   --------

      Total Assets                                           $4,249.8   $4,318.1
                                                             ========   ========





                 See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                  (In millions)



                                                                                           December 31
                                                                                      ---------------------
                                                                                        1997         1996
                                                                                      --------     --------
LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
      Accounts payable                                                                $   39.0     $   47.9
      Taxes accrued                                                                      106.8         83.5
      Interest accrued                                                                    14.1         14.1
      Current portion of natural gas transition liabilities                               35.0         84.4
      Current portion of environmental clean-up liabilities                                9.0         26.1
      Other                                                                               98.8        151.3
                                                                                      --------     --------
          Total current liabilities                                                      302.7        407.3
                                                                                      --------     --------

Long-term Debt
      Notes payable - parent                                                             605.0        605.0
      Other                                                                              599.4        599.4
                                                                                      --------     --------
          Total long-term debt                                                         1,204.4      1,204.4
                                                                                      --------     --------

Deferred Credits and Other Liabilities
      Deferred income taxes                                                              592.0        600.9
      Natural gas transition liabilities                                                  77.3        121.9
      Environmental clean-up liabilities                                                 120.1        136.6
      Other                                                                              145.9        185.2
                                                                                      --------     --------
          Total deferred credits and other liabilities                                   935.3      1,044.6
                                                                                      --------     --------

Common Stockholder's Equity
      Common stock, $1 par value, 1,000 shares authorized, issued and outstanding         --           --
      Paid-in-capital                                                                  1,463.5      1,463.5
      Retained earnings                                                                  343.9        198.3
                                                                                      --------     --------
          Total common stockholder's equity                                            1,807.4      1,661.8
                                                                                      --------     --------

      Total Liabilities and Stockholder's Equity                                      $4,249.8     $4,318.1
                                                                                      ========     ========



                 See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

                                  (In millions)



                                          Years Ended December 31
                                        ----------------------------
                                          1997       1996         1995
                                          ----       ----         ----

Common Stock
      Balance at beginning of year     $   --       $   --        $   --
                                       --------     --------      --------
          Balance at end of year           --           --            --
                                       --------     --------      --------

Paid-in-Capital
      Balance at beginning of year      1,463.5      1,470.7       1,572.5
      Goodwill adjustments                 --           (7.2)       (101.8)
                                       --------     --------      --------
          Balance at end of year        1,463.5      1,463.5       1,470.7
                                       --------     --------      --------

Retained Earnings
      Balance at beginning of year        198.3         86.0         314.8
      Net income                          145.6        112.3         126.2
      Common stock dividends               --           --          (355.0)
                                       --------     --------      --------
          Balance at end of year          343.9        198.3          86.0
                                       --------     --------      --------

Total Common Stockholder's Equity      $1,807.4     $1,661.8      $1,556.7
                                       ========     ========      ========





                 See Notes to Consolidated Financial Statements.

                   Notes to Consolidated Financial Statements
              For The Years Ended December 31, 1997, 1996 and 1995

Note 1. Nature of Operations

     Texas Eastern Transmission Corporation (TETCO) is a wholly owned subsidiary of PanEnergy Corp (PanEnergy), which is an indirect wholly owned subsidiary of Duke Energy Corporation (Duke Energy). TETCO and its subsidiaries (the Company) are primarily engaged in the interstate transportation and storage of natural gas. The interstate natural gas transmission and storage operations of the Company are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

     On June 18, 1997, PanEnergy was merged with a wholly owned subsidiary of Duke Energy, with PanEnergy as the surviving corporation. Pursuant to the merger, each share of PanEnergy's outstanding common stock was converted into the right to receive 1.0444 shares of Duke Energy common stock. In addition, each option to purchase PanEnergy common stock became an option to purchase common stock of Duke Energy. The merger was accounted for as a pooling of interests.

Note 2. Summary of Significant Accounting Policies

     Cash and Cash Equivalents. All liquid investments with maturities at date of purchase of three months or less are considered cash equivalents.

     Consolidation. The consolidated financial statements reflect consolidation of all of the Company's majority-owned subsidiaries after the elimination of intercompany transactions.



     The consolidated financial statements are prepared in conformity with generally accepted accounting principles appropriate in the circumstances to reflect in all material respects the substance of events and transactions which should be included. In preparing these statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being reported. However, actual results could differ from these estimates.

     Inventory. Inventory, which consists of materials and supplies, is recorded at the lower of cost or market, primarily using the average cost method.

     Gas Imbalances. Gas imbalances occur as a result of differences in volumes of gas received and delivered. Gas imbalances receivables are valued at lower of cost or market while gas imbalance payables are valued at market or contract price.

     Goodwill Amortization. The Company amortizes goodwill related to PanEnergy's purchase of Texas Eastern Corporation (TEC) and its subsidiaries in 1989 on a straight-line basis over 40 years. Accumulated amortization of goodwill at December 31, 1997 and 1996 was $88.6 million and $83.6 million, respectively.

     Property, Plant and Equipment. Property, plant and equipment is stated at cost. The Company capitalizes all construction-related direct labor and materials. The cost of renewals and betterments that extend the useful life of property is also capitalized. The cost of repairs and replacements is charged to expense. Depreciation is computed using the straight-line method. The Company's composite weighted-average depreciation rates were 4.27, 4.35 and 4.39 percent for 1997, 1996 and 1995, respectively.

     At the time property, plant and equipment maintained by the Company's FERC-regulated operations are retired, the original cost plus the cost of retirement, less salvage, is charged to accumulated depreciation and amortization. When entire FERC-regulated operating units are sold or non-regulated properties are retired or sold, the property and related accumulated depreciation and amortization accounts are reduced and any gain or loss is recorded in income, unless otherwise required by the FERC.

     Unamortized Debt Premium, Discount and Expense. Expenses incurred in connection with the issuance of presently outstanding long-term debt, and premiums and discounts relating to such debt, are amortized over the terms of the respective issues. Also, any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations used to finance regulated assets and operations are amortized consistent with regulatory treatment of these items.

     Environmental Expenditures. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Environmental expenditures relating to current or future revenues are expensed or capitalized as appropriate. Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Certain of these environmental assessments and clean-up costs have been deferred and are included in Regulatory Assets and Deferred Debits as they are expected to be recovered from the Company's customers.

     Cost-Based Regulation. The regulated operations of the Company are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, the Company records certain assets and liabilities that result from the effects of the ratemaking process that would not be recorded under generally accepted accounting principles for non-regulated entities. The regulatory assets and regulatory liabilities of the Company are classified as Regulatory Assets and Deferred Debits and Deferred Credits and Other Liabilities, respectively, in the Consolidated Balance Sheets. The Company regularly evaluates the continued applicability of SFAS No. 71, considering such factors as the impact of competition and necessity to discount cost based rates charged to customers. Increased competition might require entities to reduce their asset balances to reflect a market basis less than cost and would also require entities to write off their associated regulatory assets. Management cannot predict the potential impact, if any, of increased competition on the Company's future financial position and results of operations. However, the Company continues to position itself to effectively meet these challenges by maintaining prices that are competitive.

     Revenues. The Company recognizes transportation and storage revenues in the period service is provided. When rate cases associated with the transportation of natural gas are pending final FERC approval, a portion of the revenues collected by the Company is subject to possible refund. The Company has established reserves where required for such cases. See Note 3. Regulatory Matters.

     During 1997, 1996 and 1995, total billings for transportation and storage services provided by the Company to Public Service Electric and Gas Company (Public) accounted for approximately 13% for each of 1997 and 1996 and 15% for 1995 of the Company's consolidated revenues. Public was the only customer of the Company accounting for 10% or more of consolidated revenues in 1997, 1996 and 1995.

     Allowance for Funds Used During Construction (AFUDC). AFUDC represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated facilities. AFUDC is a non-cash item and is recognized as a cost of Property, Plant and Equipment, with offsetting credits to Other Income and Expenses and to Interest Expense. After construction is completed, the Company is permitted to recover these costs, including a fair return, through their inclusion in rate base and in the provision for depreciation.

     Rates  used  for  capitalization  of  AFUDC  by  the  Company's   regulated
operations are calculated in compliance with FERC rules.

     Income Taxes. Prior to the merger, PanEnergy and its subsidiaries filed a consolidated federal income tax return. Subsequent to the merger, Duke Energy and its subsidiaries file a consolidated federal income tax return. Federal income taxes have been provided by the Company on the basis of its separate company income and deductions in accordance with established practices of the consolidated group.

     Deferred income taxes have been provided for temporary differences. Temporary differences occur when events and transactions recognized for financial reporting result in taxable or tax-deductible amounts in different periods.

     Reclassifications.   Certain   amounts  have  been   reclassified   in  the
consolidated financial statements to conform to the current presentation.

Note 3. Regulatory Matters

     The Company's interstate natural gas pipelines primarily provide transportation and storage services pursuant to FERC Order 636. Order 636 allows pipelines to recover eligible costs resulting from implementation of the order (transition costs). In 1994, the FERC approved the Company's settlement resolving regulatory issues related primarily to Order 636 transition costs and a number of other issues related to services prior to Order 636. The Company's liability for transition costs is estimated based on the amount of producers' natural gas reserves and other factors. The Company's final and nonappealable settlement provides for the recovery of certain of these transition costs from customers through volumetric and reservation charges through 2002 and beyond, if necessary. Pursuant to the settlement, the Company will absorb a certain portion of the transition costs, the amount of which continues to be subject to change dependent upon natural gas prices and deliverability levels. In 1995, based upon producers' discoveries of additional natural gas reserves, the Company increased the estimated liabilities for transition costs by $125.8 million. Under the terms of the existing settlement, regulatory assets were increased $85.8 million for amounts expected to be collected from customers and the Company recognized a $40 million charge to operating expenses ($26 million after tax).

     On July 16, 1996, the U.S. Court of Appeals for the District of Columbia upheld, in general, all aspects of Order 636 and remanded certain issues for further explanation. One of the issues remanded for further explanation is whether pipelines should be entitled to recover 100% of gas supply realignment
(GSR) costs. On February 27, 1997 FERC issued an order reaffirming the right of interstate pipelines to recover 100% of GSR costs. This matter is substantially mitigated by the Company's transition cost settlements.


     The Company believes the exposure associated with gas purchase contract commitments is substantially mitigated by transition cost recoveries pursuant to customer settlements, Order 636 and other mechanisms, and that this issue will not have a material adverse effect on consolidated results of operations or financial position of the Company.

Note 4. Related Party Transactions

     A summary of related party transactions included in the consolidated statements of income for each of the three years in the period ended December 31, 1997 is as follows:

--------------------------------------------------------------------------------
In Millions                                           1997       1996      1995
--------------------------------------------------------------------------------

Transportation and storage of natural gas           $  23.3    $  30.3    $ 18.0
Other operating revenues                               38.9       38.5      16.3
Operation and maintenance(a)                          106.7      108.5      90.9
Interest expense                                       51.0       34.7       0.3
--------------------------------------------------------------------------------

(a)  Includes allocated retirement plan costs

     A summary of certain balances due to or due from related parties included in the consolidated balance sheets at December 31, 1997 and 1996 is as follows:

----------------------------------------------------------------------
In Millions                                     1997          1996
----------------------------------------------------------------------
Receivables                                    $  6.2       $ 10.9
Accounts payable                                 20.5         19.3
Taxes accrued                                    68.8         53.3
----------------------------------------------------------------------

     Advances Receivable-Parent do not bear interest. Advances are carried as open accounts and are not segregated between current and non-current amounts. Increases and decreases in advances result from the movement of funds to provide for operations, capital expenditures and debt payments of the Company.

Note 5. Gas Imbalances

     The consolidated balance sheets include in-kind balances as a result of differences in gas volumes received and delivered. At December 31, 1997 and 1996, other current assets include $12.6 million and $3.1 million, respectively, and other current liabilities include $9.8 million and $5.7 million, respectively, related to gas imbalances.

Note 6. Income Taxes

     Income tax expense for the years ended December 31, 1997, 1996 and 1995 consisted of the following:

--------------------------------------------------------------------------------
In Millions                                      1997         1996         1995
--------------------------------------------------------------------------------
Current income taxes
  Federal                                       $ 66.6       $ 34.9       $ 40.2
  State                                            6.5          4.4          4.4
                                                ------       ------       ------
    Total current income taxes                    73.1         39.3         44.6
                                                ------       ------       ------

Deferred income taxes, net
  Federal                                         12.2         36.4         31.4
  State                                            2.1          4.5          5.0
                                                ------       ------       ------
    Total deferred income taxes, net              14.3         40.9         36.4
                                                ------       ------       ------

Total income tax expense                        $ 87.4       $ 80.2       $ 81.0
                                                ======       ======       ======

--------------------------------------------------------------------------------

     Total income tax differs from the amount computed by applying the federal income tax rate of 35% to income before income taxes. The reasons for this difference are as follows:

--------------------------------------------------------------------------------
In Millions                                        1997        1996       1995
--------------------------------------------------------------------------------
Income tax, computed at the statutory rate        $ 81.6      $ 73.2     $ 72.5
Adjustments resulting from:
  State income tax, net of federal income tax
    effect                                           5.6         5.8        6.1
  Other items, net                                   0.2         1.2        2.4
                                                  ------      ------     ------
Total income tax expense                          $ 87.4      $ 80.2     $ 81.0
                                                  ======      ======     ======

Effective tax rate                                 37.5%       38.3%       39.1%

--------------------------------------------------------------------------------

     The tax effects of temporary differences that resulted in deferred income tax assets and liabilities, and a description of the significant items that created these differences as of December 31, 1997 and 1996, are as follows:

--------------------------------------------------------------------------------
In Millions                                                1997         1996
--------------------------------------------------------------------------------
Deferred credits and other liabilities                   $  56.7      $  39.3
Natural gas transition liabilities                          27.1         42.7
Environmental clean-up liabilities                          42.0         47.8
Other                                                        7.2         20.1
                                                         -------      -------
   Total deferred income tax assets                        133.0        149.9
                                                         -------      -------

Property, plant and equipment                             (512.5)      (511.6)
Regulatory assets and deferred debits                      (65.8)       (44.0)
Natural gas transition costs                               (67.5)       (87.4)
Environmental clean-up costs                               (27.5)       (31.6)
                                                         -------      -------
  Total deferred income tax liabilities                   (673.3)      (674.6)
                                                         -------      -------

State deferred income tax, net of federal tax effect       (55.7)       (54.3)
                                                         -------      -------

Net deferred income tax liability                         (596.0)     $(579.0)
Portion classified as current
     asset (liability)                                      (4.0)        21.9
                                                          -------      ------

Noncurrent portion                                       $(592.0)     $(600.9)
                                                         ========     ========


     In 1990, PanEnergy established a provision for certain tax issues related to the purchase of TEC, which resulted in an increase in TETCO's goodwill and paid-in capital. Following discussions with the Internal Revenue Service, PanEnergy revised its tax reserve and TETCO's related goodwill and paid-in capital by $7 million and $100 million in 1996 and 1995, respectively.

                                    Preliminary Draft - For Review Purposes Only

Note 7. Property, Plant and Equipment

     A summary of property, plant and equipment by classification as of December 31, 1997 and 1996 is as follows:

--------------------------------------------------------------------------------
In Millions                                              1997             1996
--------------------------------------------------------------------------------

Transmission                                         $ 3,208.7        $ 3,098.7
Underground storage                                      108.6            100.9
General plant                                             52.5             57.7
Construction work in progress                             41.2             60.2
                                                     --------------------------
     Total property, plant, and equipment              3,411.0          3,317.5
Less accumulated depreciation and amortization           908.0            796.9
                                                     --------------------------
     Net property, plant and equipment               $ 2,503.0        $ 2,520.6
================================================================================

Note 8.  Financial Instruments

     In 1996, the Company received $98.6 million from the financing of the right to collect certain Order 636 natural gas transition costs, with limited recourse. At December 31, 1997 and 1996, $52.8 million and $87.3 million, respectively, remained outstanding related to the transition cost recovery rights and were included in Other Current Liabilities in the Consolidated Balance Sheets. In the opinion of management, the probability that the Company will be required to perform under the recourse provisions is remote.

     During 1997, the Company terminated its agreement to sell accounts receivable which was entered into in 1996. At December 31, 1996, $56 million was outstanding under this agreement.

     The Company's financial instruments include $599.4 million and $599.4 million of Long-term Debt with an approximate fair value of $654.0 million and $658.6 million as of December 31, 1997 and 1996, respectively. The majority of these estimated fair value amounts of long-term debt were obtained from independent parties. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 1997 and 1996 are not necessarily indicative of the amounts the Company could have realized in current market exchanges.

     The fair value of other Notes Payable - Parent are not materially different
from  their  carrying  amounts  because  of  the  short-term   nature  of  these
instruments or the stated rates approximating market rates.

     The following financial instruments have no book value associated with them and there are no fair values readily determinable since quoted market prices are not available: sales agreements for trade accounts receivables and Order 636 natural gas transition cost recovery. The fair values of Advances Receivable - Parent are not readily determinable since such amounts are carried as open accounts. See Note 4, Related Party Transactions.

Note 9. Debt and Credit Facilities

     Long-term debt outstanding as of December 31, 1997 and 1996 consisted of the following:

-----------------------------------------------------------------------------------------------------------------
In  Millions                                                             Year Due           1997            1996
-----------------------------------------------------------------------------------------------------------------
Notes Payable-Parent
   8.50% and 8.25% at December 31, 1997 and 1996, respectively           2001-2006        $  605.0       $  605.0
Notes Payable-Other
   8% - 10 3/8%                                                         2000 - 2004          500.0          500.0
   Medium term, Series A, 7.64%-9.07%                                   1999 - 2012          100.0          100.0
Unamortized debt discount and premium, net                                                    (0.6)          (0.6)
                                                                                          -----------------------
Total long-term debt                                                                      $1,204.4       $1,204.4
=================================================================================================================

     The annual maturities of consolidated long-term debt at December 31, 1997 were $0, $49 million, $200 million, $116 million and $100 million for 1998 through 2002, respectively.

     On October 1, 1996, TETCO redeemed its $150 million, 10% debentures and its $100 million, 10 1/8% debentures due 2011. TETCO recorded a non-cash extraordinary item of $16.7 million (net of income tax of $10.3 million) related to the unamortized discount on this early retirement.

Note 10.  Commitments and Contingencies

     Future Construction Costs. The Company plans to maintain its regulated facilities, and pursue business expansion of its regulated operations as opportunities arise. Projected 1998 capital and investment expenditures for the Company are approximately $156.1 million. These projections are subject to periodic review and revisions. Actual expenditures incurred may vary from such estimates due to various factors, including business expansion opportunities, environmental matters and cost and availability of capital.

     Environmental.   The  Company  is  subject  to  federal,  state  and  local regulations regarding air and water quality, hazardous and solid waste disposal, and other environmental matters.

     TETCO is currently conducting PCB (polychlorinated biphenyl) assessment and clean-up programs at certain of its compressor station sites under conditions stipulated by a U.S. Consent Decree. The programs include on- and off-site assessment, installation of on-site source control equipment and groundwater monitoring wells, and on- and off-site clean-up work. TETCO expects to complete these clean-up programs during 1998. Groundwater monitoring activities will continue at several sites beyond 1998.

     In 1987, the Commonwealth of Kentucky instituted a suit in state court against the Company, alleging improper disposal of PCBs at the Company's three compressor station sites in Kentucky. This suit is still pending. In 1996, the Company completed clean-up of these sites under the U.S. Consent Decree.

     At December 31, 1997 and 1996, the Company had accrued liabilities for remaining estimated clean-up costs on the Company's systems which are included in Environmental Clean-up Liabilities in the Consolidated Balance Sheets. These cost estimates represent gross clean-up costs expected to be incurred, have not been discounted or reduced by customer recoveries and do not include fines, penalties or third-party claims. Costs to be recovered from customers are included in the Consolidated Balance Sheets as of December 31, 1997 and 1996, as Environmental Clean-up Costs.

     The federal and state clean-up programs are not expected to interrupt or diminish the Company's ability to deliver natural gas to customers. Based on the Company's experience to date and costs incurred for clean-up operations, management believes the resolution of matters relating to the environmental issues discussed above will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

     Litigation. In December 1996, TETCO received notification that Marathon Oil Company (Marathon) intended to commence substitution of other gas reserves, deliverability and leases for those dedicated to a certain natural gas purchase contract (the Marathon Contract) with TETCO. In TETCO's view, the tendered substitute gas reserves, deliverability and leases are not subject to the Marathon Contract; therefore TETCO filed a declaratory judgment action on December 17, 1996 in the U.S. District Court for the Eastern District of Louisiana seeking a ruling that Marathon's interpretation of the Marathon Contract is incorrect. Marathon filed a counterclaim seeking a declaratory judgment enforcing its interpretation of the Marathon Contract. On January 7, 1997, Marathon filed an answer and a counterclaim to TETCO's complaint seeking declaratory judgment enforcing its interpretation of the Marathon Contract.

     On February 18, 1997, Amerada Hess Corporation (Amerada Hess) notified TETCO that it intended to commence substitution of other gas reserves, deliverability and leases for those dedicated to its natural gas purchase contract (the Amerada Hess Contract) with TETCO. On the same date, Amerada Hess also filed a petition in the District Court of Harris County, Texas, 157th Judicial District, seeking a declaratory judgment that its interpretation of the Amerada Hess Contract, which covers the same leases and reserves as the Marathon Contract, is correct. TETCO filed a declaratory judgment action with respect to Amerada Hess' contentions in the U.S. District Court for the Eastern District of Louisiana on February 21, 1997. The two actions have been transferred to the judge presiding over the Marathon Contract matter.

     On September 26, 1997, the judge presiding over the Marathon and Amerada Hess contract matters issued summary judgments in both actions in favor of TETCO. Marathon and Amerada Hess subsequently filed notices of appeal of the summary judgments. On January 5, 1998, TETCO entered into an agreement with Marathon settling all issues associated with the Marathon Contract. The potential liability of the Company associated with the Amerada Hess Contract should TETCO be contractually obligated to purchase natural gas based upon the substitute gas reserves, deliverability and leases, and the effect of transition cost recoveries pursuant to TETCO's Order 636 settlement involves numerous complex legal and factual matters which will take a substantial period of time to resolve. However, the Company does not believe that Amerada Hess will prevail on its appeal of the lower court's summary judgment. Management is of the opinion that the final disposition of this matter will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

     The  Company  and its  subsidiaries  are also  involved  in legal,  tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, the Company has made accruals in accordance with SFAS No. 5, "Accounting for Contingencies," in order to provide for such matters. Management is of the opinion that the final disposition of these matters will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

     Other Commitments and Contingencies. In 1993, the U.S. Department of the Interior announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, and buyouts and buydowns of gas sales contracts with natural gas pipelines. The Company, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, the Company will file with FERC to recover a portion of these costs from pipeline customers.

     Periodically, the Company may become involved in contractual disputes with natural gas transmission customers involving potential or threatened abrogation of contracts by the customers, including for example attempted transfers of contractual obligations to less creditworthy subsidiaries of the customers. If the customers are successful, the Company may not receive the full value of anticipated benefits under the contracts.

     Management is of the opinion that these commitments and contingencies will not have a material adverse effect on the consolidated results of operations or the financial position of the Company.

     Leases. The Company utilizes assets under operating leases in several areas of operations. Consolidated rental expense amounted to $9.3 million, $11 million, and $10.5 million in 1997, 1996, and 1995, respectively. Future minimum rental payments under the Company's various operating leases for the years 1998 through 2002 are $8.3 million, $5.8 million, $3.1 million, $1.4 million, and $.9 million, respectively.

Note 11.  Benefit Plans

     Retirement Plan. The Company participates in PanEnergy's non-contributory defined benefit retirement plan covering most employees with minimum of one year vesting service. The plan provides retirement benefits for eligible employees of the Company that are generally based on an employee's years of benefit accrual service and highest average eligible earnings. PanEnergy's policy is to fund amounts, as necessary, on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan members. With respect to the entire plan, the fair value of the plan assets of $747.8 million and $ 857.5 million at December 31, 1997 and 1996, respectively, exceeded the actuarially computed present value of the vested and non-vested accumulated benefit obligations of $205.6 million and $384.4 million at December 31, 1997 and 1996, respectively.



Assumptions used in the PanEnergy's pension and other postretirement benefits accounting include:

------------------------------------------------------------------------------------------
Percent (%)                                                1997          1996         1995
------------------------------------------------------------------------------------------
Discount rate                                              7.25          7.50         7.50
Salary increase                                            4.75          5.00         5.00
Expected long-term rate of return on plan assets           9.25          9.50         9.50
Assumed tax rate, where applicable                        39.60         39.60        39.60
------------------------------------------------------------------------------------------


     The Company's net periodic pension benefit, as allocated by PanEnergy, was $3 million, $2.8 million and $2.2 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     PanEnergy also sponsors, and the Company participates in, an employee savings plan which covers substantially all employees. The Company expensed plan contributions of $3.8 million, $3.7 million and $3.6 million in 1997, 1996 and 1995, respectively.

     Other Postretirement Benefits. The Company, in conjunction with PanEnergy, provides certain health care and life insurance benefits for retired employees on a contributory and noncontributory basis. Employees become eligible for these benefits if they have met certain age and service requirements as defined in the plans.

     The Company accrues such benefit costs over the active service period of employees to the date of full eligibility for the benefits. The net unrecognized transition obligation, resulting from the implementation of accrual accounting, is being amortized over approximately 20 years. With respect to the entire plan, the fair value of the plan assets was $121.7 million and $97.7 million at December 31, 1997 and 1996, respectively, and the accumulated post retirement benefit obligation was $256.2 million and $232.7 million at December 31, 1997 and 1996, respectively.




     It is the Company's and PanEnergy's general policy to fund accrued postretirement health care costs. PanEnergy's retiree life insurance plan is fully funded based on actuarially-determined requirements.

     The Company's net periodic postretirement benefit cost, as allocated by PanEnergy, was $6.3 million, $6.9 million and $7.2 million for the years ended December 31, 1997, 1996 and 1995, respectively.


     The assumed health care cost trend rate used to estimate postretirement benefits was 6.5% in 1997. This rate is expected to decrease, with a 5.5% ultimate trend rate expected to be achieved by 1999. The effect of a 1% increase in the assumed health care cost trend rate for each future year would result in a $0.3 million increase in the annual aggregate postretirement benefit cost and a $4.6 million increase in PanEnergy's accumulated postretirement benefit obligation attributable to the Company at December 31, 1997.

Note 12. Quarterly Financial Data (Unaudited)

----------------------------------------------------------------------------------------------------------
                                          First        Second          Third        Fourth
In Millions                              Quarter       Quarter        Quarter       Quarter         Total
----------------------------------------------------------------------------------------------------------

1997
Operating revenues                       $ 242.6       $ 225.4        $ 221.5       $ 234.3        $ 923.8
Operating income                            89.8          76.1           87.6          84.7          338.2
Net income                                  39.0          30.6           38.3          37.7          145.6

1996
Operating revenues                       $ 239.2       $ 221.8        $ 220.5       $ 232.1        $ 913.6
Operating income                            85.1          76.6           80.4          78.5          320.6
Income before extraordinary item            34.5          29.8           32.3          32.4          129.0
Net income                                  34.5          29.8           32.3          15.7          112.3

----------------------------------------------------------------------------------------------------------

     Amounts reported on a quarterly basis are not necessarily indicative of amounts expected for the respective years due to the effects of seasonal temperature variations on energy consumption.

Independent Auditors' Report

Texas Eastern Transmission Corporation


     We have audited the accompanying consolidated balance sheet of Texas Eastern Transmission Corporation (the Company) as of December
31, 1997, and the related consolidated statements of income, common stockholder's equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. The consolidated financial statements of the Company for the years ended December 31, 1996 and 1995 were audited by other auditors whose report, dated January 16, 1997, expressed an unqualified opinion on those financial statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Charlotte, North Carolina
February 13, 1998

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors
Texas Eastern Transmission Corporation:



     We have audited the accompanying consolidated balance sheet of Texas Eastern Transmission Corporation as of December 31, 1996, and the related consolidated statements of income, common stockholder's equity, and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.


     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Eastern Transmission Corporation as of December 31, 1996, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.



/s/ KPMG Peat Marwick LLP
Houston, Texas
January 16, 1997

Responsibility for Financial Statements

     The financial statements of Texas Eastern Transmission Corporation (the Company) are prepared by management, which is responsible for their integrity and objectivity. The statements are prepared in conformity with generally accepted accounting principles appropriate in the circumstances to reflect in all material respects the substance of events and transactions which should be included. The other information in the annual report is consistent with the financial statements. In preparing these statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being reported.

     The Company's system of internal accounting control is designed to provide reasonable assurance that assets are safeguarded and transactions are executed according to management's authorization. Internal accounting controls also provide reasonable assurance that transactions are recorded properly, so that financial statements can be prepared according to generally accepted accounting principles. In addition, the Company's accounting controls provide reasonable assurance that errors or irregularities which could be material to the financial statements are prevented or are detected by employees within a timely period as they perform their assigned functions. The Company's accounting controls are continually reviewed for effectiveness. In addition, written policies, standards and procedures, and a strong internal audit program augment the Company's accounting controls.



Jeffrey L. Boyer
Vice President and Principal Accounting Officer

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     The Company filed a report on Form 8-K on July 7, 1997 under Item 4, Changes in Registrant's Certifying Accountant.


                                    PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Consolidated   Financial  Statements,   Supplemental   Financial  Data  and
     Supplemental Schedules included in Part II of this annual report are as follows:

         Consolidated Financial Statements
           Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995
           Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995
           Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Common Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995
           Notes to Consolidated Financial Statements

         Quarterly Financial Data (unaudited) (included in Note 12 to the Consolidated Financial Statements)

         All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 1997.

(c)  Exhibits - See Exhibit Index immediately following the signature page.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: March 27, 1998                     TEXAS EASTERN TRANSMISSION CORPORATION
                                                      (Registrant)


                                         By____________________________________
                                                      Richard J. Osborne
                                                Senior Vice President and Chief
                                                Financial Officer






     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


     (i)  Principal executive officer:
          Fred J. Fowler
          President and Director


     (ii) Principal financial officer:
          Richard J. Osborne
              Senior Vice President and Chief Financial Officer


     (iii)Principal accounting officer:
          Jeffrey L. Boyer
              Vice President and Principal Accounting Officer


     (iv) A majority of the Directors:
          Paul M. Anderson
          Paul F. Ferguson, Jr.


Date: March 27, 1998


     Richard J. Osborne, by signing his name hereto, does hereby sign this document on behalf of the registrant and on behalf of each of the above-named persons pursuant to a power of attorney duly executed by the registrant and such persons, filed with the Securities and Exchange Commission as an exhibit hereto.


                                             By_________________________________
                                                       Richard J. Osborne
                                                 Senior Vice President and Chief
                                                 Financial Officer

                                    EXHIBIT INDEX

     Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

============================================================================================================
Exhibit Number       Description                    Originally Filed as Exhibit           Exhibit Number
------------------------------------------------------------------------------------------------------------
3.01                 Restated Certificate of        3.1 to Form 10-Q of TETCO for         1-4456
                     Incorporation of Texas         quarter ended September 30, 1993
                     Eastern Transmission
                     Corporation dated October
                     25, 1993

3.02                 By-Laws of Texas Eastern       3.2 to Form 10-Q of TETCO for         1-4456
                     Transmission Corporation as    quarter ended September 30, 1993
                     adopted on August 17, 1993

12                   Computation of Ratio of
                     Earnings to Fixed Charges

23.1                 Consent of Deloitte &
                     Touche LLP

23.2                 Consent of KPMG Peat
                     Marwick LLP

*24.1                Power of Attorney authorizing
                     Richard J. Osborne and others
                     to sign the annual report on
                     behalf of the registrant and
                     certain of its directors and
                     officers.

*24.2                Certified copy of resolution of
                     the Board of Directors of the
                     registrant authorizing power of
                     attorney.

*27                  Financial Data Schedule for
                     December 31, 1997

=============================================================================================================