Form 10-Q
period 1998-03-31
TEXAS EASTERN TRANSMISSION CORP
filed 1998-05-14
CIK 97432

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1998                   Commission File Number 1-4456



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

Number of  shares  of  Common  Stock,  $1 par  value,  outstanding  at
April 30, 1998............................................................1,000

================================================================================

                     TEXAS EASTERN TRANSMISSION CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998
                                      INDEX


Item                                                                                                        Page
----                                                                                                        ----
                                           PART I. FINANCIAL INFORMATION

1.   Financial Statements....................................................................................1
         Consolidated Statements of Income for the Three Months Ended March 31, 1998 and 1997................1
         Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997............2
         Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997..............................3
         Notes to Consolidated Financial Statements..........................................................5
2.   Management's Discussion and Analysis of Results of Operations and Financial Condition...................7

                                            PART II. OTHER INFORMATION

1.   Legal Proceedings.......................................................................................8
5.   Other Information.......................................................................................8
6.   Exhibits and Reports on Form 8-K........................................................................8

     Signatures..............................................................................................9

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                  (In millions)


                                                             Three Months Ended
                                                                   March 31
                                                             -------------------
                                                               1998       1997
                                                             --------   --------

Operating Revenues
      Transportation and storage of natural gas              $  226.0   $  228.4
      Other                                                      13.2       14.2
                                                             --------   --------
          Total operating revenues                              239.2      242.6
                                                             --------   --------

Operating Expenses
      Operation and maintenance                                  95.8      104.8
      Depreciation and amortization                              37.5       36.7
      Property and other taxes                                   (2.0)      11.3
                                                             --------   --------
          Total operating expenses                              131.3      152.8
                                                             --------   --------

Operating Income                                                107.9       89.8
                                                             --------   --------

Other Income and Expenses                                         2.6        2.4
                                                             --------   --------

Earnings Before Interest and Taxes                              110.5       92.2

Interest Expense                                                 28.6       29.5
                                                             --------   --------

Earnings Before Income Taxes                                     81.9       62.7

Income Taxes                                                     29.8       23.7
                                                             --------   --------

Net Income                                                   $   52.1   $   39.0
                                                             ========   ========






                 See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)



                                                            Three Months Ended
                                                                  March 31
                                                            -------------------
CASH FLOWS FROM OPERATING ACTIVITIES                          1998       1997
                                                            --------   --------

      Net income                                            $   52.1   $   39.0
      Adjustments to reconcile net income to net
          cash provided by operating activities:
      Depreciation and amortization                             38.7       36.7
      Deferred income taxes                                     (3.9)       4.7
      Natural gas transition cost recoveries                    (0.3)      (9.6)
          Net change in current assets and liabilities         (71.2)     (67.9)
      Other, net                                                 0.4         --
                                                            --------   --------
          Net cash provided by operating activities             15.8        2.9
                                                            --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital and investment expenditures                      (20.2)      (6.0)
      Net increase in advances receivable - parent               4.9        1.5
      Retirements and other                                     (0.5)       1.6
                                                            --------   --------
          Net cash used in investing activities                (15.8)      (2.9)
                                                            --------   --------

      Net decrease in cash and cash equivalents                   --         --

      Cash and cash equivalents at beginning of period            --         --
                                                            --------   --------
      Cash and cash equivalents at end of period            $     --   $     --
                                                            ========   ========


Supplemental Disclosures
      Cash paid for interest (net of amount capitalized)    $   25.7   $   25.7
      Cash paid for income taxes                            $   72.0   $   45.2




                 See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)



                                                          March 31, December 31,
                                                            1998       1997
                                                        (Unaudited)
                                                        ----------- -----------
ASSETS

Current Assets
      Receivables                                         $   83.5   $   80.6
      Inventory                                               12.3       14.3
      Current portion of natural gas transition costs         66.0       66.4
      Current portion of environmental clean-up costs         12.8       12.3
      Other                                                   18.6       19.8
                                                          --------   --------
          Total current assets                               193.2      193.4
                                                          --------   --------

Investments and Other Assets
      Advances receivable - parent                           968.8      973.7
      Goodwill, net                                          155.0      156.2
      Other                                                   14.6       16.8
                                                          --------   --------
          Total investments and other assets               1,138.4    1,146.7
                                                          --------   --------

Property, Plant and Equipment
      Cost                                                 3,424.5    3,411.0
      Less accumulated depreciation and amortization         936.3      908.0
                                                          --------   --------
          Net property, plant and equipment                2,488.2    2,503.0
                                                          --------   --------

Regulatory Assets and Deferred Debits
      Debt expense                                            44.1       45.5
      Natural gas transition costs                           179.7      192.9
      Environmental clean-up costs                            75.1       78.6
      Other                                                   88.4       89.7
                                                          --------   --------
          Total regulatory assets and deferred debits        387.3      406.7
                                                          --------   --------


      Total Assets                                        $4,207.1   $4,249.8
                                                          ========   ========





                 See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (In millions, except share amounts)



                                                          March 31, December 31,
                                                            1998       1997
                                                        (Unaudited)
                                                        ----------- -----------
LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
      Accounts payable                                     $   27.0   $   39.0
      Taxes accrued                                            64.2      106.8
      Interest accrued                                         14.8       14.1
      Current portion of natural gas transition liabilities    35.0       35.0
      Current portion of environmental clean-up liabilities     7.9        9.0
      Other                                                    81.6       98.8
                                                           --------   --------
          Total current liabilities                           230.5      302.7
                                                           --------   --------

Long-term Debt
      Notes payable - parent                                  605.0      605.0
      Other                                                   599.5      599.4
                                                           --------   --------
          Total long-term debt                              1,204.5    1,204.4
                                                           --------   --------

Deferred Credits and Other Liabilities
      Deferred income taxes                                   588.4      592.0
      Natural gas transition liabilities                       63.4       77.3
      Environmental clean-up liabilities                      118.6      120.1
      Other                                                   142.2      145.9
                                                           --------   --------
          Total deferred credits and other liabilities        912.6      935.3
                                                           --------   --------

Common Stockholder's Equity
      Common stock, $1 par value, 1,000 shares authorized,
          issued and outstanding                                 --         --
      Paid-in capital                                       1,463.5    1,463.5
      Retained earnings                                       396.0      343.9
                                                           --------   --------
          Total common stockholder's equity                 1,859.5    1,807.4
                                                           --------   --------

      Total Liabilities and Stockholder's Equity           $4,207.1   $4,249.8
                                                           ========   ========









                 See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   General

Texas Eastern Transmission Corporation (TETCO) is a wholly owned subsidiary of PanEnergy Corp, which is an indirect wholly owned subsidiary of Duke Energy Corporation. TETCO and its subsidiaries (the Company) are primarily engaged in the interstate transportation and storage of natural gas. The interstate natural gas transmission and storage operations of the Company are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. These consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods.

Certain amounts for the prior periods have been reclassified in the consolidated financial statements to conform to the current presentation.

2.   Related Party Transactions

A summary of certain balances due to or due from related parties included in the Consolidated Balance Sheets is as follows:

      ------------------------- ------------------ -----------------
                                    March 31,        December 31,
      In Millions                     1998               1997
      ------------------------- ------------------ -----------------
      Receivables                  $      4.9         $      6.2
      Accounts payable                   15.9               20.5
      Taxes accrued                      29.7               68.8
      ------------------------- ------------------ -----------------


Interest expense included $12.9 million and $12.5 million for the three months ended March 31, 1998 and 1997, respectively, of interest associated with notes payable to parent.

3.   Gas Imbalances

The Consolidated Balance Sheets included in-kind balances as a result of differences in gas volumes received and delivered. At March 31, 1998 and December 31, 1997, other current assets included $10.8 million and $12.6 million, respectively, and other current liabilities included $13.0 million and $9.8 million, respectively, related to gas imbalances.

4.   Commitments and Contingencies

LITIGATION. On February 18, 1997, Amerada Hess Corporation (Amerada Hess) notified TETCO that it intended to commence substitution of other gas reserves, deliverability and leases for those dedicated to its natural gas purchase contract (the Amerada Hess Contract) with TETCO. On the same date, Amerada Hess also filed a petition in the District Court of Harris County, Texas, 157th Judicial District, seeking a declaratory judgment that its interpretation of the Amerada Hess Contract is correct. TETCO filed a declaratory judgment action with respect to Amerada Hess' contentions in the U.S. District Court for the Eastern District of Louisiana on February 21, 1997.

On September 26, 1997, the judge presiding over the Amerada Hess contract matter issued a summary judgment in favor of TETCO. Amerada Hess subsequently filed a notice of appeal of the summary judgment. The potential liability of the Company associated with the Amerada Hess Contract should TETCO be contractually obligated to purchase natural gas based upon the substitute gas reserves, deliverability and leases, and the effect of transition cost recoveries pursuant to TETCO's Order 636 settlement involves numerous complex legal and factual matters which will take a substantial period of time to resolve. However, the Company does not believe that Amerada Hess will prevail on its appeal of the lower court's summary judgment. Management is of the opinion that the final disposition of this matter will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

The Company and its subsidiaries are also involved in other legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, the Company has made accruals in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," in order to provide for such matters. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

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

Periodically, the Company may become involved in contractual disputes with natural gas transmission customers involving potential or threatened abrogation of contracts by the customers. If the customers are successful, the Company may not receive the full value of anticipated benefits under the contracts.

Management is of the opinion that these commitments and contingencies will not have a material adverse effect on the consolidated results of operations or the financial position of the Company.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

Texas Eastern Transmission Corporation (TETCO) is a wholly owned subsidiary of PanEnergy Corp, which is an indirect wholly owned subsidiary of Duke Energy Corporation. TETCO and its subsidiaries (the Company) are primarily engaged in the interstate transportation and storage of natural gas. The interstate natural gas transmission and storage operations of the Company are subject to the rules and regulations of the Federal Energy Regulatory Commission(FERC).

RESULTS OF OPERATIONS

For the three months ended March 31, 1998, net income was $52.1 million, up $13.1 million from the comparable period in 1997, primarily as a result of a favorable state property tax ruling in 1998 and non-recurring severance expenses in 1997, which are included in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Capital and investment expenditures totaled $20.2 million in the first three months of 1998, compared with $6 million for the same period in 1997. The increase is primarily due to business expansion projects, including the Philadelphia Lateral Expansion project completed in March 1998. Projected 1998 capital and investment expenditures, including allowance for funds used during construction, are approximately $155.3 million. These projections are subject to periodic review and revision. Expenditures for 1998 are expected to be funded by cash from operations and/or collection of intercompany advances receivable.



On April 28, 1998, the Company filed with the FERC a proposed settlement to accelerate recovery of natural gas transition costs and to reduce depreciation expense to more appropriately reflect the estimated useful lives of its facilities, principally interstate natural gas pipelines. The Company reviewed the condition of its natural gas pipeline facilities and current maintenance practices, and concluded that extension of the useful lives was appropriate. The proposed settlement reduces customer rates as a result of the reduced depreciation expense offset by the accelerated recovery of natural gas transition costs. The Company anticipates implementation of the proposed settlement as early as August 1998. The proposed settlement is not expected to have a material effect on the net results of operations or financial position of the Company. As a result of the proposed settlement, cash flows from operations are not expected to change for the first two years after implementation due to the offsetting effect on customer rates of the reduced depreciation expense and increased recovery of natural gas transition costs. Once the natural gas transition costs are fully recovered, cash flows from operations are expected to decrease during 2001 through 2003 by an estimated total of $270 million.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information concerning litigation and other contingencies, see Note 4 to the Consolidated Financial Statements.

Item 5. Other Information.

Forward-Looking Statements

From time to time, the Company may make statements regarding its assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. The following are some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements: state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed and degree to which competition enters the natural gas industry; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which the Company and its subsidiaries are subject or other external factors over which the Company has no control; the results of financing efforts; growth in opportunities for the Company's subsidiaries; and the effect of the Company's accounting policies, in each case during the periods covered by the forward-looking statements.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

     (27) Financial Data Schedule (included in electronic filing only)

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the first quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       TEXAS EASTERN TRANSMISSION CORPORATION


May 14, 1998                           /s/ Richard J. Osborne
                                       ----------------------
                                       Richard J. Osborne
                                       Senior Vice President and
                                       Chief Financial Officer