Form 10-Q
period 1998-06-30
TEXAS EASTERN TRANSMISSION CORP
filed 1998-08-12
CIK 97432

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ---------------


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    FOR QUARTER ENDED JUNE 30, 1998              COMMISSION FILE NUMBER 1-4456



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

The Registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format. Part I, Item 2 has been reduced and Part II, Item 4 has been omitted in accordance with such Instruction [ ].

All of the Registrant's common shares are indirectly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: Number of shares of Common
Stock, $1 par value, outstanding at July 31, 1998.........................1,000
==============================================================================

                     TEXAS EASTERN TRANSMISSION CORPORATION
                FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998
                                      INDEX

ITEM                                                                                                  PAGE
----                                                                                                  ----

                          PART I. FINANCIAL INFORMATION

1. Financial Statements.................................................................................1
      Consolidated Statements of Income for the Three and Six Months Ended
           June 30, 1998 and 1997.......................................................................1
      Consolidated  Statements of Cash Flows for the Six Months Ended June 30,
           1998 and 1997................................................................................2
      Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997.............................3
      Notes to Consolidated Financial Statements........................................................5
2. Management's  Discussion  and Analysis of Results of Operations and Financial Condition..............6

                           PART II. OTHER INFORMATION

1. Legal Proceedings....................................................................................8
5. Other Information....................................................................................8
6. Exhibits and Reports on Form 8-K.....................................................................8

   Signatures...........................................................................................9

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                  (In millions)


                                                                Three Months Ended                      Six Months Ended
                                                                      June 30                                June 30
                                                         -----------------------------------    -----------------------------------
                                                               1998               1997                1998               1997
                                                         ----------------   ----------------    ---------------    ----------------

Operating Revenues

      Transportation and storage of natural gas              $ 209.4            $ 214.2            $ 435.4             $ 442.6
      Other                                                     12.9               11.2               26.1                25.4
                                                         ----------------   ----------------    ---------------    ----------------
           Total operating revenues                            222.3              225.4              461.5               468.0
                                                         ----------------   ----------------    ---------------    ----------------
Operating Expenses
      Operation and maintenance                                 95.3              102.0              191.1               206.8
      Depreciation and amortization                             37.6               36.7               75.1                73.4
      Property and other taxes                                  10.2               10.6                8.2                21.9
                                                         ----------------   ----------------    ---------------    ----------------
           Total operating expenses                            143.1              149.3              274.4               302.1
                                                         ----------------   ----------------    ---------------    ----------------
Operating Income                                                79.2               76.1              187.1               165.9
                                                         ----------------   ----------------    ---------------    ----------------
Other Income and Expenses                                        1.7                2.5                4.3                 4.9
                                                         ----------------   ----------------    ---------------    ----------------
Earnings Before Interest and Taxes                              80.9               78.6              191.4               170.8
Interest Expense                                                27.2               29.0               55.8                58.5
                                                         ----------------   ----------------    ---------------    ----------------
Earnings Before Income Taxes                                    53.7               49.6              135.6               112.3
Income Taxes                                                    20.4               19.0               50.2                42.7
                                                         ----------------   ----------------    ---------------    ----------------
Net Income                                                    $ 33.3             $ 30.6             $ 85.4              $ 69.6
                                                         ================   ================    ===============    ================

                See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                                                         Six Months Ended
                                                                                             June 30
                                                                                -----------------------------------
                                                                                      1998               1997
                                                                                ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net income                                                                    $ 85.4              $ 69.6
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                   77.4                75.8
      Deferred income taxes                                                           (8.9)                5.9
      Net change in current assets and liabilities                                   (52.7)             (121.6)
      Other, net                                                                       2.6                 --
                                                                                ---------------    ----------------
           Net cash provided by operating activities                                 103.8                29.7
                                                                                ---------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Capital and investment expenditures                                            (44.8)              (32.7)
      Net increase in advances receivable - parent                                   (59.4)               (1.3)
      Retirements and other                                                            0.4                 4.3
                                                                                ---------------    ----------------
           Net cash used in investing activities                                    (103.8)              (29.7)
                                                                                ---------------    ----------------
      Net change in cash and cash equivalents                                          --                  --

      Cash and cash equivalents at beginning of period                                 --                  --
      Cash and cash equivalents at end of period                                ---------------    ----------------
                                                                                    $  --               $  --
Supplemental Disclosures                                                        ===============    ================
      Cash paid for interest (net of amount capitalized)                            $ 53.2              $ 52.3
      Cash paid for income taxes                                                    $ 73.7              $ 48.2



                 See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                                                   June 30,         December 31,
                                                                                     1998               1997
                                                                                  (Unaudited)
                                                                                ---------------    ----------------
ASSETS
Current Assets
      Receivables                                                                     $ 77.2              $ 80.6
      Inventory                                                                         11.8                14.3
      Current portion of natural gas transition costs                                   66.0                66.4
      Current portion of environmental clean-up costs                                   13.2                12.3
      Other                                                                             22.0                19.8
                                                                                ---------------    ----------------
           Total current assets                                                        190.2               193.4
                                                                                ---------------    ----------------
Investments and Other Assets
      Advances receivable - parent                                                   1,033.1               973.7
      Goodwill, net                                                                    153.7               156.2
      Other                                                                              9.7                16.8
                                                                                ---------------    ----------------
           Total investments and other assets                                        1,196.5             1,146.7
                                                                                ---------------    ----------------
Property, Plant and Equipment
      Cost                                                                           3,452.6             3,411.0
      Less accumulated depreciation and amortization                                   971.2               908.0
                                                                                ---------------    ----------------
           Net property, plant and equipment                                         2,481.4             2,503.0
                                                                                ---------------    ----------------
Regulatory Assets and Deferred Debits
      Debt expense                                                                      42.8                45.5
      Natural gas transition costs                                                     167.4               192.9
      Environmental clean-up costs                                                      71.9                78.6
      Other                                                                             72.7                73.1
                                                                                ---------------    ----------------
           Total regulatory assets and deferred debits                                 354.8               390.1
                                                                                ---------------    ----------------
      Total Assets                                                                 $ 4,222.9           $ 4,233.2
                                                                                ===============    ================


                 See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (In millions, except share amounts)

                                                                                    June 30,         December 31,
                                                                                     1998               1997
                                                                                  (Unaudited)
                                                                                ---------------    ----------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
      Accounts payable                                                               $ 9.5              $ 39.0
      Taxes accrued                                                                   95.4               106.8
      Interest accrued                                                                14.1                14.1
      Current portion of natural gas transition liabilities                           21.1                35.0
      Current portion of environmental clean-up liabilities                            6.8                 9.0
      Other                                                                           89.4                98.8
                                                                                ---------------    ----------------
           Total current liabilities                                                 236.3               302.7
                                                                                ---------------    ----------------
Long-term Debt
      Notes payable - parent                                                         605.0               605.0
      Other                                                                          599.5               599.4
                                                                                ---------------    ----------------
           Total long-term debt                                                    1,204.5             1,204.4
                                                                                ---------------    ----------------
Deferred Credits and Other Liabilities
      Deferred income taxes                                                          578.3               592.0
      Natural gas transition liabilities                                              65.6                77.3
      Environmental clean-up liabilities                                             118.8               120.1
      Other                                                                          126.6               129.3
                                                                                ---------------    ----------------
           Total deferred credits and other liabilities                              889.3               918.7
                                                                                ---------------    ----------------
Common Stockholder's Equity
      Common stock, $1 par value, 1,000 shares authorized,
           issued and outstanding                                                      --                  --
      Paid-in capital                                                              1,463.5             1,463.5
      Retained earnings                                                              429.3               343.9
                                                                                ---------------    ----------------
           Total common stockholder's equity                                       1,892.8             1,807.4
                                                                                ---------------    ----------------
      Total Liabilities and Stockholder's Equity                                 $ 4,222.9           $ 4,233.2
                                                                                ===============    ================


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

2.   RELATED PARTY TRANSACTIONS

A summary of certain balances due to or due from related parties included in the Consolidated Balance Sheets is as follows:

    -------------------------------------------
                       June 30,     December 31,
    IN MILLIONS          1998       1997
    -------------------------------------------
    Receivables          $ 3.6        $ 6.2
    Accounts payable       2.0         20.5
    Taxes accrued         52.2         68.8
    -------------------------------------------

Interest expense included $12.8 million and $12.8 million for the three months ended June 30, 1998 and 1997, respectively, of interest associated with notes payable to parent. Interest expense for the year to date June 30, 1998 and 1997 included $25.7 million and $25.3 million, respectively, of interest associated with notes payable to parent.


3. GAS IMBALANCES

The Consolidated Balance Sheets included in-kind balances as a result of differences in gas volumes received and delivered. At June 30, 1998 and December 31, 1997, other current assets included $10.7 million and $12.6 million, respectively, and other current liabilities included $8.3 million and $9.8 million, respectively, related to gas imbalances.

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

On September 26, 1997, the judge presiding over the Amerada Hess contract matter issued a summary judgment in favor of TETCO. Amerada Hess subsequently filed a notice of appeal of the summary judgment. On July 7, 1998, the Fifth Circuit Court of Appeals affirmed the lower court's judgment in favor of TETCO. In August 1998, Amerada Hess and TETCO entered into an agreement terminating the Amerada Hess Contract effective June 30, 1998. Management is of the opinion that this matter was resolved on terms favorable to the Company.

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

OTHER COMMITMENTS AND CONTINGENCIES. In 1993, the U.S. Department of the Interior announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, buyouts and buydowns of gas sales contracts with natural gas pipelines. The Company, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, the Company will file with FERC to recover a portion of these costs from pipeline customers.

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

RESULTS OF OPERATIONS

For the six months ended June 30, 1998, net income was $85.4 million, up $15.8 million from the comparable period in 1997. This increase is primarily the result of a favorable state property tax ruling in 1998 and non-recurring severance expenses in 1997, which are included in operating expenses. Market expansion projects, partially offset by decreased throughput, also contributed to the increase in net income.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1998, capital and investment expenditures totaled $44.8 million compared with $32.7 million for the same period in 1997. The increase is primarily due to business expansion projects, including the Philadelphia Lateral Expansion project completed in March 1998. The Philadelphia Lateral Expansion is a pipeline restoration which provides up to 120 million cubic feet per day (MMcf/d) of additional natural gas service to PECO Energy Company and 8 MMcf/d of new service to Mobil Oil Corp's Paulsboro, N.J. refinery. Projected 1998 capital and investment expenditures, including allowance for funds used during construction, are approximately $150.0 million. These projections are subject to periodic review and revision. Expenditures for 1998 are expected to be funded by cash from operations and/or collection of intercompany advances receivable.

On April 28, 1998, the Company filed with the FERC a proposed settlement to accelerate recovery of natural gas transition costs and to reduce depreciation expense to more appropriately reflect the estimated useful lives of its facilities, principally interstate natural gas pipelines. The Company reviewed the condition of its natural gas pipeline facilities and current maintenance practices, and concluded that extension of the useful lives was appropriate. The proposed settlement reduces customer rates as a result of the reduced depreciation expense offset by the accelerated recovery of natural gas transition costs. On June 26, 1998 the FERC issued a procedural order on the settlement requesting certain additional information which was subsequently provided by the Company on July 13, 1998. Currently, the settlement is unopposed and pending further Commission action.

The Company anticipates implementation of the proposed settlement sometime in the second half of 1998. The proposed settlement is not expected to have a material effect on the net results of operations or financial position of the Company. As a result of the proposed settlement, cash flows from operations are not expected to change for the first two years after implementation due to the offsetting effect on customer rates of the reduced depreciation expense and increased recovery of natural gas transition costs. Once the natural gas transition costs are fully recovered, cash flows from operations are expected to decrease during 2001 through 2003 by an estimated total of $270 million.

CHANGES FOR THE YEAR 2000

In 1996, the Company initiated a program to address Year 2000 readiness issues relating to computer and process control systems, equipment and devices. Many of these systems, equipment and devices are now Year 2000 ready or have been scheduled for replacement in the Company's ongoing systems plans. The Company is continuing its assessment of Year 2000 impacts across its business and operations, including its customer and vendor base, and continues to develop and implement remediation plans using established processes to avoid adverse impacts of Year 2000 on its business and operations. Management believes it is devoting the resources necessary to achieve Year 2000 readiness in a timely manner. Total cost of the program, including internal labor as well as incremental costs such as consulting and contract costs, is expected to be approximately $2 million. These costs exclude replacement systems that, in addition to being Year 2000 ready, provide significantly enhanced capabilities which will benefit operations in future periods.

Based on assessments completed to date, compliance plans in process and contingency planning efforts, management is of the opinion that the Year 2000 issue, including the cost of making its critical systems, equipment and devices ready, will not have a material adverse effect on the Company's business operations or consolidated results of operations or financial position.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits
            (27) Financial Data Schedule (included in electronic filing only)

 (b)    Reports on Form 8-K
      The Company filed no reports on Form 8-K during the second quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       TEXAS EASTERN TRANSMISSION CORPORATION



August 12, 1998                        /s/ Richard J. Osborne
                                       ----------------------
                                       Richard J. Osborne
                                       Senior Vice President and
                                       Chief Financial Officer