Form 10-Q
period 1998-09-30
TEXAS EASTERN TRANSMISSION CORP
filed 1998-11-12
CIK 97432

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


  For Quarter Ended September 30, 1998           Commission File Number 1-4456



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

                                    713-627-5400
                (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                      --   --
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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
Number of shares of Common Stock, $1 par value, outstanding at
   November 11, 1998..................................................... 1,000
================================================================================

                       TEXAS EASTERN TRANSMISSION CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                       INDEX

Item                                                                                                                Page
----                                                                                                                ----

                           PART I. FINANCIAL INFORMATION

1. Financial Statements ..........................................................................................    1
      Consolidated Statements of Income for the Three and Nine Months Ended
                     September 30, 1998 and 1997 .................................................................    1
      Consolidated  Statements of Cash Flows for the Nine Months Ended September 30, 1998 and 1997 ...............    2
      Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997 .................................    3
      Notes to Consolidated Financial Statements .................................................................    5
2. Management's  Discussion  and  Analysis of Results of  Operations  and  Financial Condition ...................    7

                             PART II. OTHER INFORMATION

1. Legal Proceedings .............................................................................................   10
5. Other Information .............................................................................................   10
6. Exhibits and Reports on Form 8-K ..............................................................................   10

   Signatures ....................................................................................................   11

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                 (In millions)



                                                         Three Months Ended          Nine Months Ended
                                                             September 30               September 30
                                                       ------------------------   -------------------------
                                                          1998         1997          1998          1997
                                                       -----------  -----------   -----------   -----------
Operating Revenues
     Transportation and storage of natural gas            $ 203.1      $ 211.0       $ 638.5       $ 653.6
     Other                                                   12.5         10.5          38.6          35.9
                                                       -----------  -----------   -----------   -----------
         Total operating revenues                           215.6        221.5         677.1         689.5
                                                       -----------  -----------   -----------   -----------

Operating Expenses
     Operation and maintenance                               53.2         91.3         244.3         298.1
     Depreciation and amortization                           37.7         36.8         112.8         110.2
     Property and other taxes                                 9.9          5.8          18.1          27.7
                                                       -----------  -----------   -----------   -----------
         Total operating expenses                           100.8        133.9         375.2         436.0
                                                       -----------  -----------   -----------   -----------

Operating Income                                            114.8         87.6         301.9         253.5
                                                       -----------  -----------   -----------   -----------

Other Income and Expenses                                     5.1          3.2           9.4           8.1
                                                       -----------  -----------   -----------   -----------

Earnings Before Interest and Taxes                          119.9         90.8         311.3         261.6

Interest Expense                                             27.4         28.7          83.2          87.2
                                                       -----------  -----------   -----------   -----------

Earnings Before Income Taxes                                 92.5         62.1         228.1         174.4

Income Taxes                                                 34.8         23.8          85.0          66.5
                                                       -----------  -----------   -----------   -----------

Net Income                                                 $ 57.7       $ 38.3       $ 143.1       $ 107.9
                                                       ===========  ===========   ===========   ===========

                See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In millions)




                                                                                                 Nine Months Ended
                                                                                                    September 30
                                                                                        -------------------------------------
                                                                                              1998                1997
                                                                                        -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                                                $ 143.1             $ 107.9
       Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                               116.1               113.8
       Deferred income taxes                                                                        11.1                10.2
       Natural gas transition cost                                                                 (55.6)              (33.4)
       Net change in current assets and liabilities                                                (61.6)              (68.4)
       Other, net                                                                                   12.5               (33.0)
                                                                                        -----------------   -----------------
            Net cash provided by operating activities                                              165.6                97.1
                                                                                        -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Capital and investment expenditures                                                         (84.9)              (71.0)
       Net increase in advances receivable - parent                                                (83.9)              (23.7)
       Retirements and other                                                                         3.2                (2.4)
                                                                                        -----------------   -----------------
            Net cash used in investing activities                                                 (165.6)              (97.1)
                                                                                        -----------------   -----------------

       Net change in cash and cash equivalents                                                         -                   -

       Cash and cash equivalents at beginning of period                                                -                   -
                                                                                        =================   =================
       Cash and cash equivalents at end of period                                                    $ -                 $ -
                                                                                        =================   =================

Supplemental Disclosures
       Cash paid for interest (net of amount capitalized)                                         $ 78.3              $ 77.7
       Cash paid for income taxes                                                                 $ 75.5              $ 50.0


                See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)



                                                                                                  September 30,    December 31,
                                                                                                      1998             1997
                                                                                                   (Unaudited)
                                                                                                  --------------   -------------
ASSETS

Current Assets
      Receivables                                                                                        $ 77.5          $ 80.6
      Inventory                                                                                            12.7            14.3
      Current portion of natural gas transition costs                                                     100.0            66.4
      Current portion of environmental clean-up costs                                                      13.7            12.3
      Other                                                                                                31.9            19.8
                                                                                                  --------------   -------------
          Total current assets                                                                            235.8           193.4
                                                                                                  --------------   -------------

Investments and Other Assets
      Advances receivable - parent                                                                      1,057.6           973.7
      Goodwill, net                                                                                       152.5           156.2
      Other                                                                                                 9.7            16.8
                                                                                                  --------------   -------------
          Total investments and other assets                                                            1,219.8         1,146.7
                                                                                                  --------------   -------------

Property, Plant and Equipment
      Cost                                                                                              3,464.4         3,411.0
      Less accumulated depreciation and amortization                                                      982.9           908.0
                                                                                                  --------------   -------------
          Net property, plant and equipment                                                             2,481.5         2,503.0
                                                                                                  --------------   -------------

Regulatory Assets and Deferred Debits
      Debt expense                                                                                         41.7            45.5
      Natural gas transition costs                                                                        106.6           192.9
      Environmental clean-up costs                                                                         68.7            78.6
      Other                                                                                                53.5            73.1
                                                                                                  --------------   -------------
          Total regulatory assets and deferred debits                                                     270.5           390.1
                                                                                                  --------------   -------------



      Total Assets                                                                                    $ 4,207.6       $ 4,233.2
                                                                                                  ==============   =============


                See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (In millions, except share amounts)





                                                                                               September 30,        December 31,
                                                                                                   1998                 1997
                                                                                                (Unaudited)
                                                                                              ----------------    -----------------
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                                   $  11.6              $  39.0
   Taxes accrued                                                                                        110.0                106.8
   Interest accrued                                                                                      14.8                 14.1
   Current portion of natural gas transition liabilities                                                    -                 35.0
   Current portion of environmental clean-up liabilities                                                  5.7                  9.0
   Other                                                                                                 70.3                 98.8
                                                                                              ----------------    -----------------
       Total current liabilities                                                                        212.4                302.7
                                                                                              ----------------    -----------------
LONG-TERM DEBT
   Notes payable - parent                                                                               605.0                605.0
   Other                                                                                                599.5                599.4
                                                                                              ----------------    -----------------
       Total long-term debt                                                                           1,204.5              1,204.4
                                                                                              ----------------    -----------------
DEFERRED CREDITS AND OTHER LIABILITIES
   Deferred income taxes                                                                                602.9                592.0
   Natural gas transition liabilities                                                                     4.0                 77.3
   Environmental clean-up liabilities                                                                   118.5                120.1
   Other                                                                                                114.8                129.3
                                                                                              ----------------    -----------------
       Total deferred credits and other liabilities                                                     840.2                918.7
                                                                                              ----------------    -----------------
COMMMON STOCKHOLDER'S EQUITY
   Common stock, $1 par value, 1,000 shares authorized,
       issued and outstanding                                                                            -                    -
   Paid-in capital                                                                                    1,463.5              1,463.5
   Retained earnings                                                                                    487.0                343.9
                                                                                              ----------------    -----------------
       Total common stockholder's equity                                                              1,950.5              1,807.4
                                                                                              ----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                          $ 4,207.6            $ 4,233.2
                                                                                              ================    =================


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

2.    Regulatory Matters

On August 29, 1998, the FERC approved the Company's settlement, which will accelerate recovery of natural gas transition costs and reduce depreciation expense to more appropriately reflect the estimated useful lives of its facilities, principally interstate natural gas pipelines. The Company reviewed the condition of its natural gas pipeline facilities and current maintenance practices, and concluded that extension of the useful lives was appropriate. These facilities have a book value of approximately $1.8 billion, net of accumulated depreciation of $2.6 billion. The weighted average rate of depreciation will be approximately 1.25%. Implementation of the settlement began October 1, 1998, and a rate moratorium will be in effect until 2004. The settlement reduces customer rates as a result of the reduced depreciation expense offset by the accelerated recovery of natural gas transition costs.
The settlement is not expected to have a material effect on the net results of operations or financial position of the Company.

3.   Related Party Transactions

A summary of certain balances due to or due from related parties included in the Consolidated Balance Sheets is as follows:

   --------------------------------------------
                    September 30,  December 31,
   In Millions           1998         1997
   --------------------------------------------
   Receivables           $ 4.9        $ 6.2
   Accounts payable        1.9         20.5
   Taxes accrued          65.8         68.8
   --------------------------------------------

Interest expense included $12.9 million for both the three months ended September 30, 1998 and 1997 of interest associated with notes payable to parent. Interest expense for the year to date September 30, 1998 and 1997 included $38.6 million and $38.2 million, respectively, of interest associated with notes payable to parent.


4. Gas Imbalances

The Consolidated Balance Sheets included in-kind balances as a result of differences in gas volumes received and delivered. At September 30, 1998 and December 31, 1997, other current assets included $4.4 million and $12.6 million, respectively, and other current liabilities included $1.1 million and $9.8 million, respectively, related to gas imbalances.

5.  Commitments and Contingencies

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

RESULTS OF OPERATIONS

For the nine months ended September 30, 1998, net income was $143.1 million, up $35.2 million from the comparable period in 1997. This increase is primarily the result of the favorable resolution of gas supply realignment cost issues, favorable state property tax rulings and 1997 non-recurring severance expenses, all of which are included in operating expenses. Market expansion projects, partially offset by decreased throughput, also contributed to the increase in net income.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1998, capital and investment expenditures totaled $84.9 million compared with $71.0 million for the same period in 1997. The increase is primarily due to business expansion projects, including the Philadelphia Lateral Expansion project completed in March 1998. The Philadelphia Lateral Expansion is a pipeline restoration which provides up to 120 million cubic feet per day (MMcf/d) of additional natural gas service to PECO Energy Company and 8 MMcf/d of new service to Mobil Oil Corp's Paulsboro, N.J. refinery. Projected 1998 capital and investment expenditures, including allowance for funds used during construction, are approximately $150.0 million. These projections are subject to periodic review and revision. Expenditures for 1998 are expected to be funded by cash from operations and/or collection of intercompany advances receivable.

On August 29, 1998, the FERC approved the Company's settlement to accelerate recovery of natural gas transition costs and reduce depreciation expense to more appropriately reflect the estimated useful lives of its facilities, principally interstate natural gas pipelines. The order was effective October 1, 1998 and includes a rate moratorium until 2004. Cash flows from operations are not expected to change for the first two years after implementation due to the offsetting effect on customer rates of the reduced depreciation expense and increased recovery of natural gas transition costs. Once the natural gas transition costs are fully recovered, cash flows from operations are expected to decrease during 2001 through 2003 by an estimated total of $270 million. For more information concerning the settlement, see Note 2 to the Consolidated Financial Statements.


CURRENT ISSUES

Regulatory Matters

On July 29, 1998, the FERC issued a Notice of Proposed Rulemaking (NOPR) on short-term natural gas transportation services, which proposed an integrated package of revisions to its regulations governing interstate natural gas pipelines. "Short term" has been defined in the NOPR as all transactions of less than one year. Under the proposed approach, cost-based regulation would be eliminated for short-term transportation and replaced by regulatory policies intended to maximize competition in the short-term transportation market, mitigate the ability of companies to exercise residual monopoly power, and provide opportunities for greater flexibility providing pipeline services. The proposed changes include initiatives to revise pipeline scheduling procedures, receipt and delivery point policies, and penalty policies; require pipelines to auction short-term capacity; improve the FERC's reporting requirements; permit pipelines to negotiate rates and terms of services; and revise certain rate and certificate policies that affect competition.

In conjunction with the NOPR, the FERC also issued a Notice of Inquiry (NOI) on its pricing policies in the existing long-term market and pricing policies for new capacity. The FERC wants to ensure that its policies are not biased toward either short-term or long-term service, provide accurate price signals and the right incentives for pipelines to provide optimal transportation services and construct facilities that meet future demand, but do not result in over building and excess capacity. Comments on the NOPR and NOI are due January 22, 1999.

Because these notices are only at a very early stage and any ultimate resolution is unknown, management cannot estimate the effects of these matters on future consolidated results of operations or financial position.

Year 2000 Readiness Program


State of Readiness

In 1996, the Company initiated its Year 2000 Readiness Program and began a formal review of computer-based systems and devices that are used in its business operations. These systems and devices include customer information, financial, materials management, and personnel systems, as well as components of natural gas production, gathering, processing and transmission.

The Company is using a three-phase approach to address Year 2000 issues: 1) inventory and preliminary assessment of computer systems, equipment and devices;
2) detailed assessment and remediation planning; and 3) conversion, testing and contingency planning. The Company is employing a combination of systems repair and planned systems replacement activities to achieve Year 2000 readiness for its business and process control systems, equipment and devices. The Company has substantially completed the first two phases throughout its business operations, and is in various stages of the third and final phase. The Company's goal is to have its critical systems, equipment and devices Year 2000 ready by mid-1999. Business acquisitions routinely involve an analysis of Year 2000 readiness and are incorporated into the Company's overall program as necessary.

The Company is actively evaluating and tracking Year 2000 readiness of external third parties with which it has a material relationship. Such third parties include vendors, customers, governmental agencies and other business associates. While the Company cannot control the Year 2000 readiness of third parties, the Company is attempting to assess the readiness of third parties and any potential implications to the Company. Alternate suppliers of critical products, goods and services are being identified, where necessary.

Costs

Management believes it is devoting the resources necessary to achieve Year 2000 readiness in a timely manner. Current estimates for total costs of the program, including internal labor as well as incremental costs such as consulting and contract costs, are approximately $2.0 million. These costs exclude replacement systems that, in addition to being Year 2000 ready, provide significantly enhanced capabilities which will benefit operations in future periods.


Risks

Management believes it has an effective program in place to manage the risks associated with the Year 2000 issue in a timely manner. Nevertheless, since it is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which the Company would temporarily be unable to deliver services to its customers. The Company believes that the most reasonably likely worst case scenario would be small, localized interruptions of service, which likely would be rapidly restored. In addition, there could be a temporary reduction in the service needs of customers due to their own Year 2000 problems. In the event that such a scenario occurs, it is not expected to have a material adverse impact on the Company's consolidated results of operations or financial position.

Contingency Plans

Year 2000 contingency planning is currently underway to assure continuity of business operations for all periods during which Year 2000 impacts may occur. The Company intends to complete its Year 2000 contingency plans by mid-1999. These plans address various Year 2000 risk scenarios that cross departmental, business unit and industry lines as well as specific risks from various internal and external sources, including supplier readiness.

Based on assessments completed to date and compliance plans in process, management is of the opinion that Year 2000 issues, including the cost of making critical systems, equipment and devices ready, will not have a material adverse effect on the Company's business operation or consolidated results of operations or financial position. Nevertheless, achieving Year 2000 readiness is subject to risks and uncertainties, including those described above. While management believes the possibility is remote, if the Company's internal systems, or the internal systems of external parties, fail to achieve Year 2000 readiness in a timely manner, the Company's business, consolidated results of operations or financial condition could be adversely affected.

                             PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information concerning material litigation and other contingencies, see Note 5 to the Consolidated Financial Statements.


Item 5. Other Information.

Forward-Looking Statements

From time to time, the Company may make statements regarding its assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. The following are some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements: state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed and degree to which competition enters the natural gas industry; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which the Company and its subsidiaries are subject or other external factors over which the Company has no control; the results of financing efforts; growth in opportunities for the Company's subsidiaries; achievement of Year 2000 readiness; and the effect of the Company's accounting policies, in each case during the periods covered by the forward-looking statements.


Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

        (27)  Financial Data Schedule (included in electronic filing only)

(b)   Reports on Form 8-K

      The Company filed no reports on Form 8-K during the third quarter of 1998.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       TEXAS EASTERN TRANSMISSION CORPORATION



November 11, 1998                      /s/ Richard J. Osborne
                                       --------------------------------------
                                       Richard J. Osborne
                                       Senior Vice President and
                                       Chief Financial Officer