Form 10-K405
period 1998-12-31
TEXAS EASTERN TRANSMISSION CORP
filed 1999-03-29
CIK 97432

================================================================================

                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549
                                          FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1998 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
          For the transition period from____________ to ______________ COMMISSION FILE NUMBER 1-4456

                     TEXAS EASTERN TRANSMISSION CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                           Delaware                                             72-0378240
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)    (I.R.S. EMPLOYER IDENTIFICATION NO.)
     5400 Westheimer Court  P.O.Box 1642  Houston, Texas                        77251-1642
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                             (ZIP CODE)
                         713-627-5400
      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                     ON WHICH REGISTERED
             -------------------                     -------------------
            8 1/4% Notes Due 2004             The New York Stock Exchange, Inc.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                 TITLE OF CLASS
                                 --------------

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I)(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT. ITEMS 4, 6, 10, 11, 12 AND 13 HAVE BEEN OMITTED IN ACCORDANCE WITH INSTRUCTION (I)(2)(C) AND ITEM 7 HAS BEEN REDUCED IN ACCORDANCE WITH INSTRUCTION (I)(2)(A).

All of the Registrant's common shares are indirectly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934, as amended.

Estimated aggregate market value of the voting stock held by nonaffiliates of the registrant at March 25, 1999.......................................none
Number of shares of Common Stock, without par value, outstanding at
     March 25, 1999........................................................1,000

================================================================================

                     TEXAS EASTERN TRANSMISSION CORPORATION
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998
                                TABLE OF CONTENTS

ITEM                                                                                        PAGE
----                                                                                        ----
                                           PART I.

 1. Business..................................................................................1
        General...............................................................................1
        Natural Gas Transmission..............................................................1
        Competition...........................................................................1
        Regulation............................................................................2
        Environmental Matters.................................................................2
        Other Matters.........................................................................3
 2. Properties................................................................................3
 3. Legal Proceedings.........................................................................3


                                           PART II.

5.  Market for the Registrant's Common Equity and Related Stockholder Matters.................3
7.  Management's Discussion and Analysis of Results of Operations and Financial Condition.....3
7A. Quantitative and Qualitative Disclosures About Market Risk................................8
8.  Financial Statements and Supplementary Data...............................................9
9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....26


                                           PART IV.

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................26
    Signatures...............................................................................27
    Exhibit Index............................................................................28


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, the Company may make statements regarding its assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results, and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that the actual results will not differ materially from those expressed or implied by the forward-looking statements. For a discussion of some factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues - Forward-Looking Statements."

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

NATURAL GAS TRANSMISSION

The Company's throughput volumes for the years 1994 to 1998 were 1,194 TBtu, 1,234 TBtu, 1,349 TBtu, 1,300 TBtu, and 1,148 TBtu, respectively. A substantial majority of the Company's delivered volumes of the interstate pipelines represents gas transported under long-term firm service agreements with local distribution company (LDC) customers in the pipelines' market areas. Firm transportation services are also provided under contract to gas marketers, producers, other pipelines, electric power generators and a variety of end-users. In addition, the pipelines offer interruptible transportation to customers on a short-term or seasonal basis. The Company's major customers are located in Pennsylvania, New Jersey and New York, and include LDCs serving the Pittsburgh, Philadelphia, Newark and New York City metropolitan areas. Demand for gas transmission on the Company's interstate pipeline system is seasonal, with the highest throughput occurring during the colder periods in the first and fourth quarters.

The Company also provides firm and interruptible open-access storage services. Storage is offered as a stand-alone unbundled service or as part of a no-notice bundled service. The Company's storage services utilize two joint venture storage facilities in Pennsylvania and one wholly owned and operated storage field in Maryland. The Company also leases storage capacity. The Company's certificated working capacity in these three fields is 70 Billion cubic feet
(Bcf), and the combined working gas in storage was 61 Bcf on December 31, 1998.

During 1998, 1997 and 1996, total billings for transportation and storage services provided by the Company to Public Service Electric and Gas Company (PSE&G) accounted for approximately 14% for 1998 and 13% for each of 1997 and 1996 of the Company's consolidated revenues. PSE&G was the only customer of the Company accounting for 10% or more of consolidated revenues in 1998, 1997 and 1996.

COMPETITION

The Company competes with other interstate and intrastate pipeline companies in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service and flexibility and reliability of service.

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

REGULATION

The FERC has authority to regulate rates and charges for natural gas transported in or stored for interstate commerce or sold by a natural gas company in interstate commerce for resale. The FERC also has authority over the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of such facilities. The Company holds certificates of public convenience and necessity issued by the FERC, authorizing it to construct and operate the pipelines, facilities and properties now in operation for which such certificates are required, and to transport and store natural gas in interstate commerce. For further discussion of regulatory matters, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources" and Note 3 to the Consolidated Financial Statements, "Regulatory Matters."

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

For further discussion of environmental matters involving the Company, including possible liability and capital costs, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues - Environmental" and Note 10 to the Consolidated Financial Statements, "Commitments and Contingencies - Environmental." Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise protecting the environment, is not expected to have a material adverse effect on the consolidated results of operations or financial position of the Company.

OTHER MATTERS

Foreign operations and export sales are currently not material to the Company's business as a whole.

At December 31, 1998, the Company had approximately 1,100 employees.


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


ITEM 3. LEGAL PROCEEDINGS.

See Note 10 to the Consolidated Financial Statements, "Commitments and Contingencies" and "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues - Environmental" for a discussion of legal proceedings.


                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

All of the Company's outstanding common stock, $1.00 par value per share, is owned by PanEnergy. No common stock cash dividends were declared in 1998 or 1997.

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

The following information is provided to facilitate increased understanding of the 1998 and 1997 consolidated financial statements and accompanying notes of the Company, and should be read in conjunction therewith. Because all of the outstanding common stock of the Company is owned indirectly by Duke Energy, the following discussion has been prepared in accordance with the reduced disclosure format permitted by Form 10-K for issuers that are wholly owned subsidiaries of reporting companies under the Securities Exchange Act of 1934 set forth in General Instruction I (1)(a) and (b) for Form 10-K.

RESULTS OF OPERATIONS

The Company reported consolidated net income of $181 million in 1998 compared to consolidated net income of $146 million in 1997. Operating income was $386 million in 1998 and $338 million in 1997. Earnings before interest and taxes were $398 million in 1998 compared to $349 in 1997. Operating income and earnings before interest and taxes are not materially different, and are affected by the same fluctuations for the Company.

Earnings before interest and taxes for the Company increased 14% in 1998 over the prior year. This increase was primarily due to decreased operating expenses resulting from the favorable resolution of regulatory issues related to gas supply realignment costs, favorable state property tax rulings and 1997 non-recurring severance costs. Market expansion projects, partially offset by decreased throughput resulting from mild winter weather, also contributed to the increase.

LIQUIDITY AND CAPITAL RESOURCES
Capital and investment expenditures for 1998 and 1997 were $128 million and $119 million, respectively. These expenditures consist primarily of business expansion projects and renewals and betterments which extend the useful life of property, plant and equipment. Projected 1999 capital and investment expenditures, including allowance for funds used during construction, are approximately $180 million. These projections are subject to periodic review and revision. Actual expenditures incurred may vary from estimates due to various factors, including business expansion opportunities and environmental matters. Expenditures for 1999 are expected to be funded by cash from operations and/or collection of intercompany advances receivable.

Assets and liabilities recorded in the Consolidated Balance Sheets related to natural gas transition cost recoveries and the related cash flow impacts are affected by state and federal regulatory initiatives and specific agreements. For more information on the natural gas transition cost recoveries, see Note 3 to the Consolidated Financial Statements, "Regulatory Matters."

On August 29, 1998, the FERC approved the Company's settlement to accelerate recovery of natural gas transition costs and reduce depreciation expense to more appropriately reflect the estimated useful lives of its facilities, principally interstate natural gas pipelines. The order was effective October 1, 1998 and includes a rate moratorium until 2004. Cash flows from operations are not expected to change for the first two years after implementation due to the offsetting effect on customer rates of the reduced depreciation expense and increased recovery of natural gas transition costs. Once the natural gas transition costs are fully recovered, cash flows from operations are expected to decrease during 2001 through 2003 by an estimated total of $270 million. For more information concerning the settlement, see Note 3 to the Consolidated Financial Statements, "Regulatory Matters."

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK. The Company is exposed to risk resulting from changes in interest rates as a result of its issuance of variable-rate debt and fixed-rate debt. The Company manages its interest rate exposure by limiting its variable-rate and fixed-rate exposure to a certain percentage of total capitalization, as set by policy, and by monitoring the effects of market changes in interest rates. All of the Company's variable-rate debt is due to PanEnergy. (See Notes 8 and 9 to the Consolidated Financial Statements, "Financial Instruments" and "Long-term Debt," respectively.)

If market interest rates average 1% higher (lower) in 1999 than in 1998, the Company's interest expense would increase (decrease), and earnings before income taxes would decrease (increase) by approximately $6 million. This amount was determined by considering the impact of the hypothetical interest rates on the Company's variable-rate debt balances as of December 31, 1998. In the event of a significant change in interest rates, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

CURRENT ISSUES

OPERATIONS OUTLOOK. The Company's natural gas transmission operations are expected to grow moderately, consistent with historical trends. Several projects have been announced that position the Company to meet increasing demand for gas in northeast markets by connecting new sources of supply in eastern and western Canada to the existing pipeline system.

COMPETITION. Wholesale. Currently, the interstate natural gas transmission industry is regulated on a basis designed to recover the costs of providing services to customers. (See Note 2 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies" for further discussion of cost-based regulation.) On July 29, 1998, the FERC issued a Notice of Proposed Rulemaking (NOPR) on short-term natural gas transportation services, which proposed an integrated package of revisions to its regulations governing interstate natural gas pipelines. "Short term" has been defined in the NOPR as all transactions of less than one year. Under the proposed approach, cost-based regulation would be eliminated for short-term transportation and replaced by regulatory policies intended to maximize competition in the short-term transportation market, mitigate the ability of companies to exercise residual monopoly power and provide opportunities for greater flexibility providing pipeline services. The proposed changes include initiatives to revise pipeline scheduling procedures, receipt and delivery point policies and penalty policies, and require pipelines to auction short-term capacity. Other proposed changes would improve the FERC's reporting requirements, permit pipelines to negotiate rates and terms of services, and revise certain rate and certificate policies that affect competition.

In conjunction with the NOPR, the FERC also issued a Notice of Inquiry (NOI) on its pricing policies in the existing long-term market and pricing policies for new capacity. The FERC seeks comments on whether its policies are biased toward either short-term or long-term service, provide accurate price signals and the right incentives for pipelines to provide optimal transportation services and construct facilities that meet future demand and do not result in over building and excess capacity. Comments on the NOPR and NOI are due in April, 1999.

Because these notices are at a very early stage and ultimate resolution is unknown, management cannot estimate the effects of these matters on future consolidated results of operations or financial position.

Retail Competition. The Company currently does not provide retail natural gas service, but changes in regulation to allow retail competition could affect the Company's natural gas transportation contracts with local distribution companies. Natural gas retail deregulation is in the very early stages of development and management cannot estimate the effects of this matter on future consolidated results of operations or financial position.

ENVIRONMENTAL MATTERS. The Company is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

Superfund Sites. The Company is considered by regulators to be a potentially responsible party and may be subject to future liability at one federal Superfund site. The federal claims for this site have been settled; however, state claims are now being asserted. The Company will share in any liability associated with remediation of contamination at this site with other potentially responsible parties. Management is of the opinion that resolution of these matters will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

PCB (Polychlorinated Biphenyl) Assessment and Clean-up Programs. TETCO is currently conducting PCB assessment and clean-up programs at certain of its compressor station sites under conditions stipulated by a U.S. Consent Decree. The programs include on- and off-site assessment, installation of on-site source control equipment and groundwater monitoring wells, and on- and off-site clean-up work. TETCO completed the soil clean-up programs during 1998, subject to regulatory approval. Groundwater monitoring activities will continue at several sites beyond 1999.

In 1987, the Commonwealth of Kentucky instituted a suit in state court against the Company, alleging improper disposal of PCBs at the Company's three compressor station sites in Kentucky. This suit is still pending. In 1996, the Company completed clean-up of these sites under the U.S. Consent Decree.

At December 31, 1998 and 1997, remaining estimated clean-up costs on the Company's system were accrued and included in the Consolidated Balance Sheets in Environmental Clean-up Liabilities. These cost estimates represent gross clean-up costs expected to be incurred, have not been discounted or reduced by customer recoveries and do not include fines, penalties or third-party claims. Costs expected to be recovered from customers have been deferred and included in the Consolidated Balance Sheets as Environmental Clean-up Costs.

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

Air Quality Control. In October 1998, the EPA issued a final ruling on regional ozone control which requires revised State Implementation Plans for 22 eastern states and the District of Columbia. This EPA ruling is being challenged in court by various states, industry and other interests, including the Company. Depending on the resolution of this matter, costs to the Company may range from approximately $2 million to $18 million.

In December 1997, the United Nations held negotiations in Kyoto, Japan to determine how to achieve worldwide stabilization of greenhouse gas emissions, including carbon dioxide emissions and methane from natural gas operations. Further negotiations in November 1998 in Buenos Aires, Argentina, resulted in a work plan to complete the operational details of the Kyoto agreement by late 2000. The Company is taking steps to prepare for possible action on greenhouse gas emissions and has completed a greenhouse gas emissions inventory. Implications of greenhouse gas emissions are being integrated into planning processes. Because this matter is in the early stages of discussion, management cannot estimate the effects on future consolidated results of operations or financial position.

LITIGATION AND CONTINGENCIES. For information concerning litigation and other commitments and contingencies, see Note 10 to the Consolidated Financial Statements, "Commitments and Contingencies."

YEAR 2000 READINESS PROGRAM. State of Readiness. In 1996, the Company initiated its Year 2000 Readiness Program and began a formal review of computer-based systems and devices that are used in its business operations. These systems and devices include customer information, financial, materials management and personnel systems, as well as components of natural gas production, gathering, processing and transmission.

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

The Company is actively evaluating and tracking year 2000 readiness of external third parties with which it has a material relationship. Such third parties include vendors, customers, governmental agencies and other business associates. While the year 2000 readiness of third parties cannot be controlled, the Company is attempting to assess the readiness of third parties and any potential implications to its operations. Alternate suppliers of critical products, goods and services are being identified, where necessary.

Costs. Management believes it is devoting the resources necessary to achieve year 2000 readiness in a timely manner. Current estimates for total costs of the program, including internal labor as well as incremental costs such as consulting and contract costs, are approximately $2 million. These costs exclude replacement systems that, in addition to being year 2000 ready, provide significantly enhanced capabilities which will benefit operations in future periods.

Risks. Management believes it has an effective program in place to manage the risks associated with the year 2000 issue in a timely manner. Nevertheless, since it is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which the Company would temporarily be unable to deliver services to its customers. Management believes that the most reasonably likely worst case scenario would be small, localized interruptions of service, which likely would be rapidly restored. In addition, there could be a temporary reduction in the service needs of customers due to their own year 2000 problems. In the event that such a scenario occurs, it is not expected to have a material adverse impact on the Company's consolidated results of operations or financial position.

Contingency Plans. Year 2000 contingency planning is currently underway to assure continuity of business operations for all periods during which year 2000 impacts may occur. The Company intends to complete its year 2000 contingency plans by mid-1999. These plans address various year 2000 risk scenarios that cross departmental, business unit and industry lines as well as specific risks from various internal and external sources, including supplier readiness.

Based on assessments completed to date and compliance plans in process, management believes that year 2000 issues, including the cost of making critical systems, equipment and devices ready, will not have a material adverse effect on the Company's business operation or consolidated results of operations or financial position. Nevertheless, achieving year 2000 readiness is subject to risks and uncertainties, including those described above. While management believes the possibility is remote, if the Company's internal systems, or the internal systems of external parties, fail to achieve year 2000 readiness in a timely manner, the Company's business, consolidated results of operations or financial condition could be adversely affected.

NEW ACCOUNTING STANDARD. In September 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The Company is required to adopt this standard by January 1, 2000. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and it defines the accounting for changes in the fair value of the derivatives depending on the intended use of the derivative. The Company is currently reviewing the expected impact of SFAS No. 133 on consolidated results of operations and financial position.

FORWARD-LOOKING STATEMENTS. From time to time, the Company may make statements regarding its assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. Factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements include state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree to which competition enters the natural gas industry; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which the Company is subject or other external factors over which the Company has no control; the results of financing efforts; growth in opportunities for the Company; achievement of year 2000 readiness; and the effect of accounting policies issued periodically by accounting standard-setting bodies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                     TEXAS EASTERN TRANSMISSION CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (IN MILLIONS)

                                                                                  Years Ended December 31,
                                                                          --------------------------------------
                                                                           1998            1997             1996
                                                                          --------------------------------------
OPERATING REVENUES
     Transportation and storage of natural gas                            $ 835           $ 874            $ 867
     Other                                                                   54              50               47
                                                                          -----           -----            -----
         Total operating revenues                                           889             924              914
                                                                          -----           -----            -----

OPERATING EXPENSES
     Operation and maintenance                                              339             402              406
     Depreciation and amortization                                          135             147              146
     Property and other taxes                                                29              37               41
                                                                          -----           -----            -----
         Total operating expenses                                           503             586              593
                                                                          -----           -----            -----

OPERATING INCOME                                                            386             338              321

OTHER INCOME AND EXPENSES                                                    12              11                7
                                                                          -----           -----            -----

EARNINGS BEFORE INTEREST AND TAXES                                          398             349              328

INTEREST EXPENSE                                                            110             116              119
                                                                          -----           -----            -----

EARNINGS BEFORE INCOME TAXES                                                288             233              209

INCOME TAXES                                                                107              87               80
                                                                          -----           -----            -----

INCOME BEFORE EXTRAORDINARY ITEM                                            181             146              129

EXTRAORDINARY LOSS, NET OF TAX                                                -               -              (17)
                                                                          -----           -----            -----

NET INCOME                                                                $ 181           $ 146            $ 112
                                                                          =====           =====            =====

                See Notes to Consolidated Financial Statements

                     TEXAS EASTERN TRANSMISSION CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                               Years Ended December 31,
                                                                         --------------------------------------
                                                                          1998            1997            1996
                                                                         --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                          $ 181           $ 146           $ 112
      Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                 140             152             153
              Deferred income taxes                                          12              14              41
              Transition cost (payments) recoveries, net                    (30)            (39)             79
              Extraordinary charge, net of tax                                -               -              17
              (Increase) Decrease in
                  Receivables                                               (11)             (3)            (56)
                  Inventory                                                   2               2               3
                  Other current assets                                       (2)              3              41
              Increase (Decrease) in
                  Accounts payable                                          (28)             (9)             (1)
                  Taxes accrued                                              28              19              11
                  Other current liabilities                                 (27)            (53)            (22)
              Other, net                                                      -             (45)            (18)
                                                                          -----           -----           -----
                  Net cash provided by operating activities                 265             187             360
                                                                          -----           -----           -----

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital and investment expenditures                                  (128)           (119)           (125)
      Net increase in advances receivable - parent                         (138)            (64)           (223)
      Retirements and other                                                   1              (4)              -
                                                                          -----           -----           -----
                  Net cash used in investing activities                    (265)           (187)           (348)
                                                                          -----           -----           -----

CASH FLOWS FROM FINANCING ACTIVITIES
      Payments for the redemption of long-term debt                           -               -            (250)
      Net increase in notes payable                                           -               -             250
      Other                                                                   -               -             (12)
                                                                          -----           -----           -----
                  Net cash used in financing activities                       -               -             (12)
                                                                          -----           -----           -----

      Net change in cash and cash equivalents                                 -               -               -

      CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          -               -               -
                                                                          -----           -----           -----
      CASH AND CASH EQUIVALENTS AT END OF YEAR                              $ -             $ -             $ -
                                                                          =====           =====           =====

SUPPLEMENTAL DISCLOSURES
      Cash paid for interest (net of amount capitalized)                  $ 105           $ 105           $ 118
      Cash paid for income taxes                                           $ 77            $ 58            $ 45

                 See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                                          December 31,
                                                                               -----------------------------------
                                                                                    1998               1997
                                                                               ----------------   ----------------
ASSETS

CURRENT ASSETS
      Receivables                                                                         $ 92               $ 81
      Inventory                                                                             12                 14
      Current portion of natural gas transition costs                                      100                 66
      Current portion of environmental clean-up costs                                       11                 12
      Other                                                                                 22                 20
                                                                               ----------------   ----------------
           Total current assets                                                            237                193
                                                                               ----------------   ----------------

INVESTMENTS AND OTHER ASSETS
      Advances receivable - parent                                                       1,112                974
      Goodwill, net                                                                        151                156
      Other                                                                                  -                 17
                                                                               ----------------   ----------------
           Total investments and other assets                                            1,263              1,147
                                                                               ----------------   ----------------

PROPERTY, PLANT AND EQUIPMENT
      Cost                                                                               3,493              3,411
      Less accumulated depreciation and amortization                                       990                908
                                                                               ----------------   ----------------
           Net property, plant and equipment                                             2,503              2,503
                                                                               ----------------   ----------------

REGULATORY ASSETS AND DEFERRED DEBITS
      Debt expense                                                                          41                 45
      Natural gas transition costs                                                          81                193
      Environmental clean-up costs                                                          68                 79
      Other                                                                                 72                 73
                                                                               ----------------   ----------------
           Total regulatory assets and deferred debits                                     262                390
                                                                               ----------------   ----------------




      TOTAL ASSETS                                                                     $ 4,265            $ 4,233
                                                                               ================   ================

                 See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                        December 31,
                                                                                 --------------------------
                                                                                   1998               1997
                                                                                 -------            -------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
      Accounts payable                                                              $ 11               $ 39
      Taxes accrued                                                                  131                103
      Deferred income taxes                                                           29                  4
      Interest accrued                                                                14                 14
      Current portion of natural gas transition liabilities                            -                 35
      Current maturities of long-term debt                                            49                  -
      Other                                                                           74                108
                                                                                   -------            -------
           Total current liabilities                                                 308                303
                                                                                   -------            -------

LONG-TERM DEBT
      Notes payable - parent                                                         605                605
      Other                                                                          551                599
                                                                                   -------            -------
           Total long-term debt                                                    1,156              1,204
                                                                                   -------            -------

DEFERRED CREDITS AND OTHER LIABILITIES
      Deferred income taxes                                                          584                592
      Natural gas transition liabilities                                               4                 77
      Environmental clean-up liabilities                                             118                120
      Other                                                                          109                129
                                                                                   -------            -------
           Total deferred credits and other liabilities                              815                918
                                                                                   -------            -------

COMMON STOCKHOLDER'S EQUITY
      Common stock, $1 par value, 1,000 shares authorized,
           issued and outstanding                                                      -                  -
      Paid-in capital                                                              1,464              1,464
      Retained earnings                                                              522                344
                                                                                 -------            -------
           Total common stockholder's equity                                       1,986              1,808
                                                                                 -------            -------

      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                 $ 4,265            $ 4,233
                                                                                 =======            =======

                 See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                  (IN MILLIONS)

                                                                                    Years Ended December 31,
                                                                       ------------------------------------------------
                                                                         1998                1997                 1996
                                                                       -------             -------              -------
COMMON STOCK
      Balance at beginning of year                                         $ -                 $ -                  $ -
                                                                       -------             -------              -------
          BALANCE AT END OF YEAR                                             -                   -                    -
                                                                       -------             -------              -------

PAID-IN CAPITAL
      Balance at beginning of year                                       1,464               1,464                1,471
      Goodwill adjustments                                                   -                   -                   (7)
                                                                       -------             -------              -------
          BALANCE AT END OF YEAR                                         1,464               1,464                1,464
                                                                       -------             -------              -------

RETAINED EARNINGS
      Balance at beginning of year                                         344                 198                   86
      Net income                                                           181                 146                  112
      Common stock dividends                                                (3)                  -                    -
                                                                       -------             -------              -------
          BALANCE AT END OF YEAR                                           522                 344                  198
                                                                       -------             -------              -------

TOTAL COMMON STOCKHOLDER'S EQUITY                                      $ 1,986             $ 1,808              $ 1,662
                                                                       =======             =======              =======

              See Notes to Consolidated Financial Statements.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


NOTE 1. NATURE OF OPERATIONS

Texas Eastern Transmission Corporation (TETCO) is a wholly owned subsidiary of PanEnergy Corp (PanEnergy), which is an indirect wholly owned subsidiary of Duke Energy Corporation (Duke Energy). TETCO and its subsidiaries (the Company) are primarily engaged in one segment, which is the interstate transportation and storage of natural gas. The interstate natural gas transmission and storage operations of the Company are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION. The consolidated financial statements include the accounts of all of the Company's majority-owned subsidiaries after the elimination of significant intercompany transactions and balances.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current and expected future events, actual results could differ from those estimates.

INVENTORY. Inventory consists of materials and supplies and is recorded at the lower of cost or market, primarily using the average cost method.

GAS IMBALANCES. Gas imbalances occur as a result of differences in volumes of gas received and delivered. Gas imbalance receivables are valued at lower of cost or market while gas imbalance payables are valued at market.

GOODWILL AMORTIZATION. Goodwill related to the purchase of Texas Eastern Corporation (TEC) and its subsidiaries in 1989 is amortized on a straight-line basis over 40 years. Accumulated amortization of goodwill at December 31, 1998 and 1997 was $94 million and $89 million, respectively.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost. The Company capitalizes all construction-related direct labor and material costs. The cost of renewals and betterments that extend the useful life of property, plant and equipment is also capitalized. The cost of repairs and replacements is charged to expense as incurred. Depreciation is generally computed using the straight-line method. The composite weighted-average depreciation rates were 3.8%, 4.3% and 4.4% for 1998, 1997 and 1996, respectively.

When property, plant and equipment maintained by the Company's regulated operations are retired, the original cost plus the cost of retirement, less salvage, is charged to accumulated depreciation and amortization. When entire regulated operating units are sold or non-regulated properties are retired or sold, the property and related accumulated depreciation and amortization accounts are reduced, and any gain or loss is recorded in income, unless otherwise required by the FERC.

IMPAIRMENT OF LONG-LIVED ASSETS. The recoverability of long-lived assets and intangible assets are reviewed whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such evaluation is based on various analyses, including undiscounted cash flow projections.

UNAMORTIZED DEBT PREMIUM, DISCOUNT AND EXPENSE. Premiums, discounts and expenses incurred in connection with the issuance of presently outstanding long-term debt are amortized over the terms of the respective issues. Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations used to finance regulated assets and operations are amortized consistent with regulatory treatment of those items.

ENVIRONMENTAL EXPENDITURES. Environmental expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Environmental expenditures relating to current or future revenues are expensed or capitalized as appropriate. Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Certain of these environmental assessments and clean-up costs are expected to be recovered from the Company's customers and have, therefore, been deferred and are included in the Consolidated Balance Sheets as Environmental Clean-up Costs.

COST-BASED REGULATION. The Company's regulated operations are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets and liabilities that result from the regulated ratemaking process are recorded that would not be recorded under generally accepted accounting principles for non-regulated entities. These regulatory assets and liabilities are classified in the Consolidated Balance Sheets as Regulatory Assets and Deferred Debits and Deferred Credits and Other Liabilities, respectively. The applicability of SFAS No. 71 is routinely evaluated, and factors such as the impact of competition and the necessity to discount cost based rates charged to customers are considered. Increasing competition might require companies to reduce their asset balances to reflect a market basis less than cost and to write off their associated regulatory assets. Management cannot predict the potential impact, if any, of increasing competition on future financial position or results of operations. However, the Company continues to position itself to effectively meet these challenges by maintaining competitive prices.

REVENUES. Revenues on transportation and storage of natural gas are recognized as service is provided. Revenues on sales of natural gas and petroleum products are recognized in the period of delivery. When rate cases are pending final approval, a portion of the revenues is subject to possible refund. Reserves have been established where required for such cases.

Total billings for transportation and storage services provided by the Company to Public Service Electric and Gas Company accounted for approximately 14% of consolidated revenues for 1998 and 13% for each of 1997 and 1996. No other customer accounted for 10% or more of consolidated revenues in 1998, 1997 or 1996.

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

INCOME TAXES. Duke Energy and its subsidiaries file a consolidated federal income tax return. Federal income taxes have been provided by the Company on the basis of its separate company income and deductions in accordance with established practices of the consolidated group. Deferred income taxes have been provided for temporary differences. Temporary differences occur when events and transactions recognized for financial reporting result in taxable or tax-deductible amounts in different periods. Investment tax credits have been deferred and are being amortized over the estimated useful lives of the related properties.

EXTRAORDINARY ITEM. On October 1, 1996, TETCO redeemed $150 million, 10% debentures and $100 million, 101/8% debentures due 2011. TETCO recorded a non-cash extraordinary item of $17 million, net of income tax of $10 million, related to the unamortized discount on this early retirement of debt.

RECLASSIFICATIONS. Certain amounts have been reclassified in the Consolidated Financial Statements to conform to the current presentation.

NEW ACCOUNTING STANDARD. In September 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The Company is required to adopt this standard by January 1, 2000. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and it defines the accounting for changes in the fair value of the derivatives depending on the intended use of the derivative. The Company is currently reviewing the expected impact of SFAS No. 133 on consolidated results of operations and financial position.

NOTE 3. REGULATORY MATTERS

The Company primarily provides transportation and storage services pursuant to FERC Order 636. Order 636 allows pipelines to recover eligible costs resulting from implementation of the order (transition costs). In 1994, the FERC approved the Company's settlement resolving regulatory issues related primarily to Order 636 transition costs and a number of other issues related to services prior to Order 636. Under the 1994 settlement, the Company's liability for transition costs was estimated based on the amount of producers' natural gas reserves and other factors. This settlement provided for the recovery of certain of these transition costs from customers through volumetric and reservation charges. In 1995, based upon producers' discoveries of additional natural gas reserves, the Company increased the estimated liabilities for transition costs by $126 million, increased regulatory assets by $86 million for amounts expected to be collected from customers and recognized a $40 million charge to operating expenses ($26 million after tax). In 1998, the Company favorably resolved all remaining gas purchase contracts, recognizing $39 million of income ($24 million after tax).

On August 29, 1998, the FERC approved a settlement filed by the Company, which accelerates recovery of natural gas transition costs and reduces depreciation expense to more appropriately reflect the estimated useful lives of its facilities, principally interstate natural gas pipelines. Prior to the settlement, the Company reviewed the condition of its natural gas pipeline facilities and current maintenance practices, and concluded that extension of the useful lives was appropriate. These facilities have a book value of approximately $1.8 billion, net of accumulated depreciation of $2.6 billion. The new weighted average rate of depreciation for storage and transportation plant is approximately 1.25%. Implementation of the settlement began October 1, 1998, and a rate moratorium will be in effect until 2004. The settlement reduces customer rates as a result of the reduced depreciation expense offset through 2001 by the accelerated recovery of natural gas transition costs. The settlement is not expected to have a material effect on net results of operations or financial position.

NOTE 4. RELATED PARTY TRANSACTIONS

---------------------------------------------------------------------
INCOME STATEMENT TRANSACTIONS (in millions)
---------------------------------------------------------------------
                                         Years Ended December 31,
                                       ------------------------------
                                         1998      1997      1996
                                       ------------------------------
Transportation and storage of
    natural gas                           $34       $23       $30
Other operating revenues                   37        39        39
Operation and maintenance (a)             124       107       109
Interest expense                           51        51        35
---------------------------------------------------------------------

(a) Includes allocated retirement plan costs

----------------------------------------------------------
BALANCE SHEET TRANSACTIONS (in millions)
----------------------------------------------------------
                                         December 31,
                                      --------------------
                                        1998       1997
                                      --------------------
Receivables                              $10       $  6
Accounts payable                           2         21
Taxes accrued                             91         69
----------------------------------------------------------

Advances receivable-parent do not bear interest. Advances are carried as open accounts and are not segregated between current and non-current amounts. Increases and decreases in advances result from the movement of funds to provide for operations, capital expenditures and debt payments of the Company.

NOTE 5. GAS IMBALANCES

The consolidated balance sheets include in-kind balances as a result of differences in gas volumes received and delivered. At December 31, 1998 and 1997, other current assets include $16 million and $13 million, respectively, and other current liabilities include $15 million and $10 million, respectively, related to gas imbalances.

NOTE 6. INCOME TAXES

-----------------------------------------------------------------------------
INCOME TAX EXPENSE (in millions)
-----------------------------------------------------------------------------
                                                 Years Ended December 31,
                                              -------------------------------
                                                1998       1997       1996
                                              -------------------------------
Current income taxes
  Federal                                        $ 85        $67        $35
  State                                            10          6          4
                                              -------------------------------
    Total current income taxes                     95         73         39
                                              -------------------------------
Deferred income taxes, net
  Federal                                          12         12         36
  State                                             -          2          5
                                              -------------------------------
    Total deferred income taxes, net               12         14         41
                                              -------------------------------
Total income tax expense                         $107        $87        $80
-----------------------------------------------------------------------------


-----------------------------------------------------------------------------
INCOME TAX EXPENSE RECONCILIATION TO STATUTORY RATE (in millions)
-----------------------------------------------------------------------------
                                                 Years Ended December 31,
                                              -------------------------------
                                                1998       1997       1996
                                              -------------------------------
Income tax, computed at the statutory rate       $101        $82        $73
Adjustments resulting from:
  State  income tax,  net of federal  income
      tax effect                                    6          5          6
  Other items, net                                  -          -          1
                                              -------------------------------
Total income tax expense                         $107        $87        $80
-----------------------------------------------------------------------------
Effective tax rate                                37.2%      37.3%     38.3%
-----------------------------------------------------------------------------

------------------------------------------------------------------
NET DEFERRED INCOME TAX LIABILITY COMPONENTS (in millions)
------------------------------------------------------------------
                                                   December 31,
                                              --------------------
                                                1998      1997
                                              --------------------
Deferred credits and other liabilities         $   38    $   42
Natural gas transition liabilities                  1        39
Environmental clean-up liabilities                 43        45
Other                                               6         7
                                              --------------------
   Total deferred income tax assets                88       133
                                              --------------------
Property, plant and equipment                    (517)     (513)
Regulatory assets and deferred debits             (38)      (38)
Natural gas transition costs                      (63)      (91)
Environmental clean-up costs                      (28)      (31)
                                              --------------------
  Total deferred income tax liabilities          (646)      (673)
                                              --------------------
State deferred income tax, net of federal
  tax effect                                      (55)       (56)
                                              --------------------
Net deferred income tax liability                (613)      (596)
Portion classified as current liability           (29)        (4)
                                              --------------------
Noncurrent liability                            $(584)     $(592)
------------------------------------------------------------------

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT (in millions)
------------------------------------------------------------------
                                                 December 31,
                                              --------------------
                                                1998      1997
                                              --------- ----------
Natural Gas Transmission                        $3,267    $3,209
Other                                              226       202
                                              --------- ----------
    Total property, plant, and equipment         3,493     3,411
Less accumulated depreciation and
  amortization                                     990       908
                                              --------------------
    Net property, plant and equipment           $2,503    $2,503
------------------------------------------------------------------

NOTE 8. FINANCIAL INSTRUMENTS

In 1996, the Company received $99 million from the financing of the right to collect certain Order 636 natural gas transition costs, with limited recourse. At December 31, 1998 and 1997, $17 million and $53 million, respectively, remained outstanding related to the transition cost recovery rights and were included in the Consolidated Balance Sheets as Other Current Liabilities and Deferred Credits and Other Liabilities. Management believes the probability that the Company will be required to perform under the recourse provisions is remote.

The Company's financial instruments include $600 million and $599 million of long-term debt with an approximate fair value of $655 million and $654 million as of December 31, 1998 and 1997, respectively. The majority of these estimated fair value amounts of long-term debt was obtained from independent parties. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 1998 and 1997 are not necessarily indicative of the amounts the Company could have realized in current market exchanges.

The financing agreement for Order 636 natural gas transition cost recovery has no fair value readily determinable since quoted market prices are not available. The fair value of other Notes Payable - Parent are not materially different from their carrying amounts because the stated rates approximate market rates. The fair values of Advances Receivable - Parent are not readily determinable since such amounts are carried as open accounts. See Note 4, "Related Party Transactions."

NOTE 9. LONG-TERM DEBT

----------------------------------------------------------------------------------------------
LONG-TERM DEBT (in millions)
----------------------------------------------------------------------------------------------
                                                                            December 31,
                                                                       -----------------------
                                                           Year Due       1998        1997
                                                          ------------------------------------
Notes Payable-Parent
   8.25% and 8.50% at December 31, 1998 and 1997,
       respectively                                       2001 - 2006   $   605      $   605
Notes Payable-Other
   8% - 10 3/8%                                           2000 - 2004       500          500
   Medium term, Series A, 7.64% - 9.07%                   1999 - 2012       100          100
Unamortized debt discount and premium, net                                    -           (1)
                                                                       ----------- -----------
   Total long-term debt                                                   1,205        1,204
Current maturities of long-term debt                                        (49)           -
                                                                       ----------- -----------
   Total long-term portion                                                $1,156      $1,204
----------------------------------------------------------------------------------------------

The annual maturities of long-term debt at December 31, 1998 were $49 million, $200 million, $116 million, $100 million and $0 million for 1999 through 2003, respectively.

NOTE 10. COMMITMENTS AND CONTINGENCIES

FUTURE CONSTRUCTION COSTS. Projected 1999 capital and investment expenditures for the Company, including allowance for funds used during construction, are approximately $180 million. These projections include market expansion projects and costs relating to existing assets. These projected capital and investment expenditures are subject to periodic review and revision and may vary significantly from actual expenditures depending on various factors, including business expansion opportunities, environmental regulation, weather, and cost and availability of capital.

ENVIRONMENTAL. The Company is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

TETCO is currently conducting PCB (polychlorinated biphenyl) assessment and clean-up programs at certain of its compressor station sites under conditions stipulated by a U.S. Consent Decree. The programs include on- and off-site assessment, installation of on-site source control equipment and groundwater monitoring wells and on- and off-site clean-up work. TETCO completed the soil clean-up programs during 1998, subject to regulatory approval. Groundwater monitoring activities will continue at several sites beyond 1999.

In 1987, the Commonwealth of Kentucky instituted a suit in state court against the Company, alleging improper disposal of PCBs at the Company's three compressor station sites in Kentucky. This suit is still pending. In 1996, the Company completed clean-up of these sites under the U.S. Consent Decree.

At December 31, 1998 and 1997, remaining estimated clean-up costs on the Company's system have been accrued and are included in the Consolidated Balance Sheets as Environmental Clean-up Liabilities. These cost estimates represent gross clean-up costs expected to be incurred, have not been discounted or reduced by customer recoveries and generally do not include fines, penalties or third-party claims. Costs to be recovered from customers are included in the Consolidated Balance Sheets as of December 31, 1998 and 1997, as Environmental Clean-up Costs.

The federal and state clean-up programs are not expected to interrupt or diminish the Company's ability to deliver natural gas to customers. Based on experience to date and costs incurred for clean-up operations, management believes the resolution of matters relating to the environmental issues discussed above will not have a material adverse effect on consolidated results of operations or financial position.

LITIGATION. The Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, the Company has made accruals in accordance with SFAS No. 5, "Accounting for Contingencies," in order to provide for such matters. Management believes that the final disposition of these proceedings will not have a material adverse effect on consolidated results of operations or financial position.

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

Management believes that these commitments and contingencies will not have a material adverse effect on consolidated results of operations or financial position.

LEASES. The Company utilizes assets under operating leases in several areas of operations. Consolidated rental expense amounted to $7 million, $9 million and $11 million in 1998, 1997 and 1996, respectively. Future minimum rental payments under the Company's various operating leases for the years 1999 through 2003 are $9 million, $6 million, $3 million, $1 million and $1 million, respectively.

NOTE 11. EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN. The Company participates in PanEnergy's non-contributory defined benefit retirement plan covering most employees with a minimum of one year vesting service. Through December 31, 1998, the plan provided retirement benefits for eligible employees of the Company that were generally based on an employee's years of benefit accrual service and highest average eligible earnings. Effective January 1, 1999, the benefit formula under the plan, for all eligible employees, was changed to a cash balance formula. A cash balance plan participant accumulates a retirement benefit based upon a percentage, which may vary with age and years of service, of current eligible earnings and current interest credits. The PanEnergy plan will merge into the Duke Energy plan in early 1999.

PanEnergy's policy is to fund amounts, as necessary, on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. With respect to the entire plan, the fair value of the plan assets of $819 million and $748 million at December 31, 1998 and 1997, respectively, exceeded the projected benefit obligations of $338 million and $290 million, as of December 31, 1998 and 1997, respectively.

--------------------------------------------------------------------------------
ASSUMPTIONS USED IN PANENERGY'S PENSION AND OTHER POSTRETIREMENT BENEFITS ACCOUNTING (a)
--------------------------------------------------------------------------------
(Percent)                                     1998         1997        1996
--------------------------------------------------------------------------------
Discount rate                                 6.75         7.25        7.50
Salary increase                               4.67         4.75        5.00
Expected long-term rate of return on
     plan assets                              9.25         9.25        9.50
Assumed tax rate, where applicable           39.60        39.60       39.60
--------------------------------------------------------------------------------
(a) Reflects weighted averages across all plans.

The Company's net periodic pension benefit, as allocated by PanEnergy, was $4 million, $3 million and $3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

PanEnergy also sponsors, and the Company participates in, an employee savings plan that covers substantially all employees. The Company expensed plan contributions of $4 million each year in 1998, 1997 and 1996.

OTHER POSTRETIREMENT BENEFITS. The Company, in conjunction with PanEnergy, provides certain health care and life insurance benefits for retired employees on a contributory and noncontributory basis. Employees become eligible for these benefits if they have met certain age and service requirements as defined in the plans. Under plan amendments effective late 1998 and early 1999, health care benefits for future retirees were changed to limit employer contributions and medical coverage.

The Company accrues such benefit costs over the active service period of employees to the date of full eligibility for the benefits. The net unrecognized transition obligation is being amortized over approximately 20 years. With respect to the entire plan, the fair value of the plan assets was $150 million and $122 million at December 31, 1998 and 1997, respectively, and the accumulated postretirement benefit obligation was $225 million and $256 million at December 31, 1998 and 1997, respectively.

It is the Company's and PanEnergy's general policy to fund accrued postretirement health care costs. PanEnergy's retiree life insurance plan is fully funded based on actuarially determined requirements.

The Company's net periodic postretirement benefit cost, as allocated by PanEnergy, was $7 million, $6 million and $7 million in 1998, 1997 and 1996, respectively.

For measurement purposes, a 5% weighted average rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was assumed to decrease gradually to 4.75% for 2005 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

-----------------------------------------------------------------------------------------
SENSITIVITY TO CHANGES IN ASSUMED HEALTH CARE COST TREND RATES (in millions)
-----------------------------------------------------------------------------------------
                                                  1-Percentage-        1-Percentage-
                                                  Point Increase       Point Decrease
-----------------------------------------------------------------------------------------
Effect on total of service and interest cost
     components                                       $ -                  $ -
Effect on postretirement benefit obligation             5                   (4)
-----------------------------------------------------------------------------------------

NOTE 12. QUARTERLY FINANCIAL DATA (UNAUDITED)

---------------------------------------------------------------------------------------
                                  First    Second     Third      Fourth
(In millions)                    Quarter    Quarter    Quarter    Quarter      Total
---------------------------------------------------------------------------------------
1998
Operating revenues                 $239       $222       $216       $212        $889
Operating income                    108 (a)     79        115 (b)     84         386
EBIT                                111 (a)     81        120 (b)     86         398
Net income                           52 (a)     33         58 (b)     38         181

1997
Operating revenues                 $243       $225       $222       $234        $924
Operating income                     90 (c)     76         87         85         338
EBIT                                 92 (c)     79         91         87         349
Net income                           39 (c)     31         38         38         146
---------------------------------------------------------------------------------------

(a) Includes the effect of favorable state property tax rulings.
(b) Includes the effect of a favorable resolution of regulatory issues related to gas supply realignment costs.
(c) Includes non-recurring severance expenses.

INDEPENDENT AUDITORS' REPORT

Texas Eastern Transmission Corporation

We have audited the accompanying consolidated balance sheets of Texas Eastern Transmission Corporation and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of income, common stockholder's equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. The consolidated statement of income, common stockholder's equity, and cash flows of the Company for the year ended December 31, 1996 were audited by other auditors whose report, dated January 16, 1997, expressed an unqualified opinion on those financial statements.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 12, 1999

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Texas Eastern Transmission Corporation

We have audited the accompanying consolidated statement of income, common stockholder's equity, and cash flows for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.



/s/ KPMG LLP
Houston, Texas
January 16, 1997

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


/s/ Alan N. Harris
Alan N. Harris
Controller and Assistant Secretary

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Consolidated Financial Statements and Supplemental Financial Data included in Part II of this annual report are as follows:
        Consolidated Financial Statements
           Consolidated Statements of Income for the Years Ended December 31,
               1998, 1997 and 1996
           Consolidated Statements of Cash Flows for the Years Ended
               December 31, 1998, 1997 and 1996
           Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Common Stockholder's Equity for the Years
               Ended December 31, 1998, 1997 and 1996
           Notes to Consolidated Financial Statements

        Quarterly Financial Data (unaudited) (included in Note 12 to the
               Consolidated Financial Statements)

        All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of 1998.

(c) Exhibits - See Exhibit Index immediately following the signature page.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  March 25, 1999             TEXAS EASTERN TRANSMISSION CORPORATION
                                  (Registrant)


                                  By   /s/ Robert B. Evans
                                       --------------------------------------
                                       Robert B. Evans
                                       Chairman of the Board and President





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

    (i) Principal executive officer:

        By:  /s/ Robert B. Evans
           ------------------------------------------
           Robert B. Evans
           Chairman of the Board and President

    (ii)   Principal financial officer:

        By:  /s/ Dorothy M. Ables
           ------------------------------------------
           Dorothy M. Ables
           Vice President, Chief Financial Officer and Treasurer

    (iii)  Principal accounting officer:

        By:  /s/ Alan N. Harris
           ------------------------------------------
           Alan N. Harris
           Controller and Assistant Secretary

    (iv)   A majority of the Directors:

        By:  /s/ Dorothy M. Ables
           ------------------------------------------
           Dorothy M. Ables

        By:  /s/ Robert B. Evans
           ------------------------------------------
           Robert B. Evans

        By:  /s/ Theopolis Holeman
           ------------------------------------------
           Theopolis Holeman

Date:  March 25, 1999

EXHIBIT INDEX

Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated.


------------------------------------------------------------------------------------------
Exhibit Number     Description                       Originally Filed as         Exhibit
                                                     Exhibit                     Number
------------------------------------------------------------------------------------------
3.01               Restated Certificate of           3.1 to Form 10-Q of TETCO   1-4456
                   Incorporation of Texas Eastern    for quarter ended
                   Transmission Corporation dated    September 30, 1993
                   October 25, 1993
3.02               By-Laws of Texas Eastern          3.2 to Form 10-Q of TETCO   1-4456
                   Transmission Corporation as       for quarter ended
                   adopted on August 17, 1993        September 30, 1993
*12                Computation of Ratio of
                   Earnings to
                   Fixed Charges
*23.1              Consent of Deloitte & Touche LLP
*23.2              Consent of KPMG LLP
*27                Financial Data Schedule for
                   December 31, 1998
------------------------------------------------------------------------------------------