Form 10-Q
period 1999-03-31
TEXAS EASTERN TRANSMISSION CORP
filed 1999-05-13
CIK 97432

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED MARCH 31, 1999                  COMMISSION FILE NUMBER 1-4456



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

Number of shares of Common Stock, $1 par value, outstanding at April 30,
1999............1,000

================================================================================

                     TEXAS EASTERN TRANSMISSION CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999
                                      INDEX


ITEM                                                                                     PAGE

                          PART I. FINANCIAL INFORMATION

1.  Financial Statements.................................................................1
        Consolidated Statements of Income for the Three Months Ended March 31, 1999 and
        1998 ............................................................................1
        Consolidated  Statements  of Cash Flows for the Three  Months Ended March 31,
        1999 and 1998 ...................................................................2
        Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998...........3
        Notes to Consolidated Financial Statements.......................................5
2.  Management's Discussion and Analysis of Results of Operations and Financial
    Condition ...........................................................................6

                           PART II. OTHER INFORMATION

1.  Legal Proceedings....................................................................8
6.  Exhibits and Reports on Form 8-K.....................................................8

    Signatures...........................................................................9




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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                  (IN MILLIONS)



                                                              Three Months Ended
                                                                  March 31,
                                                          -------------------------
                                                            1999             1998
                                                          --------          -------

OPERATING REVENUES
      Transportation and storage of natural gas            $ 223            $ 226
      Other                                                   11               13
                                                           -----            -----
           Total operating revenues                          234              239
                                                           -----            -----

OPERATING EXPENSES
      Operation and maintenance                               94               96
      Depreciation and amortization                           21               37
      Property and other taxes                                12               (2)
                                                           -----            -----
           Total operating expenses                          127              131
                                                           -----            -----

OPERATING INCOME                                             107              108
                                                           -----            -----

OTHER INCOME AND EXPENSES                                      3                3
                                                           -----            -----

EARNINGS BEFORE INTEREST AND TAXES                           110              111

INTEREST EXPENSE                                              26               29
                                                           -----            -----

EARNINGS BEFORE INCOME TAXES                                  84               82

INCOME TAXES                                                  32               30
                                                           -----            -----

NET INCOME                                                 $  52            $  52
                                                           =====            =====






                 See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                                  Three Months Ended
                                                                                        March 31,
                                                                                -----------------------
                                                                                  1999           1998
                                                                                ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                                 $ 52           $ 52
       Adjustments to reconcile net income to net cash provided by operating activities:
                 Depreciation and amortization                                      22             39
                 Deferred income taxes                                              (3)            (4)
                 Transition cost recoveries                                         23             --
                 Net change in current assets and liabilities                      (44)           (71)
                 Other, net                                                         (5)            --
                                                                                  ----           ----
                      Net cash provided by operating activities                     45             16
                                                                                  ----           ----

CASH FLOWS FROM INVESTING ACTIVITIES
       Capital and investment expenditures                                         (17)           (20)
       Net (increase) decrease in advances receivable - parent                     (28)             5
       Retirements and other                                                        --             (1)
                                                                                  ----           ----
                      Net cash used in investing activities                        (45)           (16)
                                                                                  ----           ----

       Net change in cash and cash equivalents                                      --             --

       CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             --             --
                                                                                  ====           ====
       CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ --           $ --
                                                                                  ====           ====

SUPPLEMENTAL DISCLOSURES
       Cash paid for interest, net of amount capitalized                          $ 24           $ 26
       Cash paid for income taxes                                                 $ 92           $ 72






                 See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)




                                                               March 31,
                                                                 1999        December 31,
                                                              (Unaudited)       1998
                                                             -------------   -----------
ASSETS

CURRENT ASSETS
      Receivables                                              $   86         $   92
      Inventory                                                    13             12
      Current portion of natural gas transition costs             100            100
      Current portion of environmental clean-up costs              12             11
      Other                                                        25             22
                                                               ------         ------
           Total current assets                                   236            237
                                                               ------         ------

INVESTMENTS AND OTHER ASSETS
      Advances receivable - parent                              1,140          1,112
      Goodwill, net                                               150            151
                                                               ------         ------
           Total investments and other assets                   1,290          1,263
                                                               ------         ------

PROPERTY, PLANT AND EQUIPMENT
      Cost                                                      3,511          3,493
      Less accumulated depreciation and amortization              986            990
                                                               ------         ------
           Net property, plant and equipment                    2,525          2,503
                                                               ------         ------

REGULATORY ASSETS AND DEFERRED DEBITS
      Debt expense                                                 39             41
      Natural gas transition costs                                 58             81
      Environmental clean-up costs                                 64             68
      Other                                                        79             72
                                                               ------         ------
           Total regulatory assets and deferred debits            240            262
                                                               ------         ------



      TOTAL ASSETS                                             $4,291         $4,265
                                                               ======         ======






                 See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)



                                                                     March 31,
                                                                       1999            December 31,
                                                                    (Unaudited)           1998
                                                                    -----------        -----------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
      Accounts payable                                                $   34              $   11
      Taxes accrued                                                       74                 131
      Deferred income taxes                                               34                  29
      Interest accrued                                                    15                  14
      Current maturities of long-term debt                                49                  49
      Other                                                               61                  74
                                                                      ------              ------
           Total current liabilities                                     267                 308
                                                                      ------              ------

LONG-TERM DEBT
      Notes payable - parent                                             605                 605
      Other                                                              551                 551
                                                                      ------              ------
           Total long-term debt                                        1,156               1,156
                                                                      ------              ------

DEFERRED CREDITS AND OTHER LIABILITIES
      Deferred income taxes                                              583                 584
      Environmental clean-up liabilities                                 117                 118
      Other                                                              112                 113
                                                                      ------              ------
           Total deferred credits and other liabilities                  812                 815
                                                                      ------              ------

COMMON STOCKHOLDER'S EQUITY
      Common stock, $1 par value, 1,000 shares authorized,
           issued and outstanding                                         --                  --
      Paid-in capital                                                  1,482               1,464
      Retained earnings                                                  574                 522
                                                                      ------              ------
           Total common stockholder's equity                           2,056               1,986
                                                                      ------              ------

      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                      $4,291              $4,265
                                                                      ======              ======






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


NOTE 2. RELATED PARTY TRANSACTIONS

----------------------------------------------------------------
BALANCE SHEET TRANSACTIONS (in millions)
----------------------------------------------------------------
                                       March 31,     December
                                                        31,
                                          1999         1998
                                      ------------- ------------
Receivables                               $  5         $  10
Accounts payable                            27             2
Taxes accrued                               31            91
------------------------------------- ------------- ------------

For the three months ended March 31, 1999 and 1998, interest expense included $12 million and $13 million, respectively, of interest associated with notes payable to parent.


NOTE 3. GAS IMBALANCES

The consolidated balance sheets include in-kind balances as a result of differences in gas volumes received and delivered. At both March 31, 1999 and December 31, 1998, other current assets includes $16 million and other current liabilities includes $15 million related to gas imbalances.


NOTE 4. COMMITMENTS AND CONTINGENCIES

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

RESULTS OF OPERATIONS

Net income for each of the three months ended March 31, 1999 and 1998 was $52 million. Operating revenues remained relatively flat. As a result of the implementation of a customer rate initiative effective October 1, 1998, depreciation expense was reduced and certain operation and maintenance expenses increased. Additionally, property and other taxes increased as a result of a refund from a state tax ruling in the first quarter of 1998. Other impacts to net income include a decrease in interest expense due to lower interest rates in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Capital and investment expenditures for the first three months of 1999 and 1998 totaled $17 million and $20 million, respectively. Projected 1999 capital and investment expenditures, including allowance for funds used during construction, are approximately $180 million, with market-expansion expenditures approximating 40% of the capital budget. These projections are subject to periodic review and revision. Actual expenditures incurred may vary from estimates due to various factors, including business expansion opportunities and environmental matters. Expenditures for 1999 are expected to be funded by cash from operations and/or collection of intercompany advances receivable.

CURRENT ISSUES

YEAR 2000 READINESS PROGRAM

STATE OF READINESS

The Company initiated its Year 2000 Readiness Program in 1996 and began a formal review of computer-based systems and devices that are used in its business operations. These systems and devices include customer information, financial, materials management and personnel systems, as well as components of natural gas production, gathering, processing and transmission.

The Company's goal is to provide natural gas transmission and storage services reliably and safely to its customers - now, on January 1, 2000 and beyond. By "Year 2000 ready," the Company means that it has executed the Year 2000 approach described below and management believes the business will not suffer a material adverse impact to consolidated financial results caused by Year 2000 events. However, the Year 2000 issue is complex and Year 2000 readiness of customers, suppliers, and others beyond the Company's control can affect our business operations.

The Company is using a three-phase approach to address year 2000 issues: 1) inventory and preliminary assessment of computer systems, equipment and devices;
2) detailed assessment and remediation planning; and 3) conversion, testing and contingency planning. The Company is employing a combination of systems repair, planned systems replacement activities, systems retirement and workarounds to achieve year 2000 readiness for its business and process control systems, equipment and devices. The Company has substantially completed the first two phases throughout its business operations, and is in various stages of the third and final phase. The Company's goal is to have its critical systems, equipment and devices year 2000 ready by mid -1999.

In addition, the Company is monitoring the year 2000 readiness of key third parties. Third parties include vendors, customers, U.S. governmental agencies and other business associates. While the year 2000 readiness of third parties cannot be controlled, the Company is attempting to assess the readiness of third parties and any potential implications to its operations. Alternate suppliers of critical products, goods and services are being identified, where necessary.

COSTS

Management believes it is devoting the resources necessary to achieve year 2000 readiness in a timely manner. Current estimates for total costs of the program, including internal labor as well as incremental costs such as consulting and contract costs, are approximately $2 million, of which approximately $1 million has been incurred as of March 31, 1999. These costs exclude replacement systems that, in addition to being year 2000 ready, provide significantly enhanced capabilities that will benefit operations in future periods.

RISKS

Management believes it has an effective program in place to manage the risks associated with the year 2000 issue in a timely manner. Nevertheless, since it is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which the Company would temporarily be unable to deliver energy or energy services to its customers. Management believes that the most reasonably likely worst case scenario would be small, localized interruptions of service, which likely would be rapidly restored. In addition, there could be a temporary reduction in the service needs of customers due to their own year 2000 problems. In the event that such a scenario occurs, it is not expected to have a material adverse impact on the Company's consolidated results of operations or financial position.

CONTINGENCY PLANS

Year 2000 contingency planning is currently underway to address continuity of business operations for all periods during which year 2000 impacts may occur. The Company is participating in multiple industry efforts to facilitate effective year 2000 contingency plans, and intends to complete its own year 2000 contingency plans by mid-1999. These plans address various year 2000 risk scenarios that cross departmental, business unit and industry lines as well as specific risks from various internal and external sources, including supplier readiness.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For information concerning material litigation and other contingencies, see Note 4 to the Consolidated Financial Statements.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

            (27)   Financial Data Schedule (included in electronic filing only)

(b)   Reports on Form 8-K

        The Company filed no reports on Form 8-K during the first quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               TEXAS EASTERN TRANSMISSION CORPORATION



May 13, 1999                   /s/ Dorothy M. Ables
                               ---------------------------------------------
                               Dorothy M. Ables
                               Vice President, Chief Financial Officer and
                               Treasurer