Form 10-Q
period 1999-06-30
TEXAS EASTERN TRANSMISSION CORP
filed 1999-08-11
CIK 97432

==============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    FOR QUARTER ENDED JUNE 30, 1999           COMMISSION FILE NUMBER 1-4456



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

Number of shares of Common Stock, $1 par value, outstanding at
         July 31, 1999..................................................1,000
==============================================================================

                     TEXAS EASTERN TRANSMISSION CORPORATION
                FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999
                                      INDEX

ITEM                                                                      PAGE

                          PART I. FINANCIAL INFORMATION

1. Financial Statements......................................................1
      Consolidated Statements of Income for the Three and Six Months Ended
        June 30, 1999 and 1998...............................................1
      Consolidated Statements of Cash Flows for the Six Months Ended
        June 30, 1999 and 1998...............................................2
      Consolidated Balance Sheets as of June 30, 1999 and December 31,
        1998.................................................................3
      Notes to Consolidated Financial Statements.............................5
2. Management's Discussion and Analysis of Results of Operations and
      Financial Condition....................................................6

                           PART II. OTHER INFORMATION

1. Legal Proceedings.........................................................8
6. Exhibits and Reports on Form 8-K..........................................8

   Signatures................................................................9




SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 From time to time, the Company's reports and other public announcements may include assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. Factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements include state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree to which competition enters the natural gas industry; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which the Company is subject or other external factors over which the Company has no control; the results of financing efforts; growth in opportunities for the Company; achievement of year 2000 readiness; and the effect of accounting policies issued periodically by accounting standard-setting bodies.

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

NOTE 2. RELATED PARTY TRANSACTIONS

------------------------------------------------------
BALANCE SHEET TRANSACTIONS (in millions)
------------------------------------------------------
                                June 30,   December 31,
                                  1999        1998
                               -----------------------
Receivables                        $ 5         $10
Accounts payable                    50           2
Taxes accrued                       56          91
------------------------------------------------------

For the three months ended June 30, 1999 and 1998, interest expense included $12 million and $13 million, respectively, of interest associated with notes payable to parent. Interest expense for the six months ended June 30, 1999 and 1998 included $23 million and $26 million, respectively, of interest associated with notes payable to parent.

NOTE 3. GAS IMBALANCES

The consolidated balance sheets include in-kind balances as a result of differences in gas volumes received and delivered. At June 30, 1999 and December 31, 1998, other current assets included $20 million and $16 million, respectively, and other current liabilities included $8 million and $15 million, respectively, related to gas imbalances.

NOTE 4. COMMITMENTS AND CONTINGENCIES

LITIGATION. The Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, the Company has made accruals in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," to provide for such matters. Management believes that the final disposition of these proceedings will not have a material adverse effect on consolidated results of operations or financial position.

ENVIRONMENTAL. In June 1999, the Environmental Protection Agency certified that the Company had completed clean up of PCB (polychlorinated biphenyl) contaminated sites under conditions stipulated by a U.S. Consent Decree in 1989. Due to the completion of the project ahead of schedule and under budget, the estimated liability and amounts to be recovered from customers were reduced resulting in a $28 million reduction in expense in June 1999. The company is required to continue groundwater monitoring on a number of sites for at least the next two years. The estimated cost of such monitoring is not material.

OTHER COMMITMENTS AND CONTINGENCIES. In 1993, the U.S. Department of the Interior announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, buyouts and buydowns of gas sales contracts with natural gas pipelines. The Company, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, the Company will file with the FERC to recover a portion of these costs from pipeline customers.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

INTRODUCTION

Texas Eastern Transmission Corporation (TETCO) is a wholly owned subsidiary of PanEnergy Corp, which is an indirect wholly owned subsidiary of Duke Energy Corporation. TETCO and its subsidiaries (the Company) are primarily engaged in the interstate transportation and storage of natural gas. The interstate natural gas transmission and storage operations of the Company are subject to the rules and regulations of the Federal Energy Regulatory Commission.

RESULTS OF OPERATIONS

Net income for the six months ended June 30, 1999 was $111 million, an increase of $26 million compared to the same period in 1998. The increase was the result of lower operating expenses primarily due to a $28 million benefit from EPA certification of completion of the Company's PCB (polychlorinated biphenyl) assessment and soil clean-up program which was finished ahead of schedule and was below original cost estimates. In addition, as a result of the implementation of the customer rate initiative effective October 1, 1998, depreciation expense was reduced and certain operation and maintenance expenses increased. Other impacts to the change in net income include the non-recurrence of a state tax refund in the first quarter of 1998 and lower interest expense due to lower interest rates in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Capital and investment expenditures for the first six months of 1999 and 1998 totaled $50 million and $45 million, respectively. Projected 1999 capital and investment expenditures, including allowance for funds used during construction, are approximately $180 million, with market-expansion expenditures approximating 40% of the capital budget. These projections are subject to periodic review and revision. Actual expenditures incurred may vary from estimates due to various factors, including business expansion opportunities and environmental matters. Expenditures for 1999 are expected to be funded by cash from operations and/or collection of intercompany advances receivable.




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

The Company is using a three-phase approach to address Year 2000 issues: 1) inventory and preliminary assessment of computer systems, equipment and devices;
2) detailed assessment and remediation planning; and 3) conversion, testing and contingency planning. The Company employed a combination of systems repair, planned systems replacement activities, systems retirement and workarounds to achieve Year 2000 readiness for its business and process control systems, equipment and devices. The Company achieved Year 2000 readiness of its critical systems, equipment and devices as of June 30, 1999.

The Company is monitoring the Year 2000 readiness of key third parties. Third parties include vendors, customers, U.S. governmental agencies and other business associates. While the Year 2000 readiness of third parties cannot be controlled, the Company is attempting to assess the readiness of key third parties and potential implications to its operations. Alternate suppliers of critical products, goods and services are being identified, where necessary.

COSTS

Management believes it is devoting the resources necessary to achieve Year 2000 readiness in a timely manner. Current estimates for total costs of the program, including internal labor as well as incremental costs such as consulting and contract costs, are approximately $2 million, most of which has been spent as of June 30, 1999. These costs exclude replacement systems that, in addition to being Year 2000 ready, provide significantly enhanced capabilities which will benefit operations in future periods.

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

CONTINGENCY PLANS

Year 2000 contingency planning addresses continuity of business operations for all periods during which Year 2000 impacts may occur. The Company is participating in multiple industry efforts to facilitate effective Year 2000 contingency plans, and has completed its own Year 2000 contingency plans as of June 30, 1999. These plans address various Year 2000 risk scenarios that cross departmental, business unit and industry lines as well as specific risks from various internal and external sources, including supplier readiness.

Based on Year 2000 readiness efforts and contingency plans in place, management believes that Year 2000 issues, including the cost of making critical systems, equipment and devices ready, will not have a material adverse effect on the Company's business operation or consolidated results of operations or financial position. Nevertheless, achieving Year 2000 readiness is subject to risks and uncertainties, including those described above. While management believes the possibility is remote, if the Company's internal systems, or the internal systems of external parties, fail to achieve Year 2000 readiness in a timely manner, the Company's business, consolidated results of operations or financial condition could be adversely affected.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For information concerning material litigation and other contingencies, see Note 4 to the Consolidated Financial Statements.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

      (27) Financial Data Schedule (included in electronic filing only)

(b) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the second quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       TEXAS EASTERN TRANSMISSION CORPORATION



August 11, 1999                        /s/ Dorothy M. Ables
                                       --------------------------------------
                                       Dorothy M. Ables
                                       Vice President, Chief Financial
                                       Officer and Treasurer

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
                     TEXAS EASTERN TRANSMISSION CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                  (In millions)


                                                         Three Months Ended         Six Months Ended
                                                              June 30,                  June 30,
                                                      ----------------------       -------------------
                                                        1999          1998          1999         1998
                                                      --------      --------       -------    --------
Operating Revenues

     Transportation and storage of natural gas            $ 204          $ 209        $ 427        $ 435
     Other                                                   13             13           24           26
                                                          ------         ------       ------       ------
        Total operating revenues                            217            222          451          461
                                                          ------         ------       ------       ------
Operating Expenses
     Operation and maintenance                               64             95          158          191
     Depreciation and amortization                           22             38           43           75
     Property and other taxes                                11             10           23            8
                                                          ------         ------       ------       ------
        Total operating expenses                             97            143          224          274
                                                          ------         ------       ------       ------
Operating Income                                            120             79          227          187
                                                          ------         ------       ------       ------

Other Income and Expenses                                     2              1            5            4
                                                          ------         ------       ------       ------

Earnings Before Interest and Taxes                          122             80          232          191
Interest Expense                                             27             27           53           56
                                                          ------         ------       ------       ------

Earnings Before Income Taxes                                 95             53          179          135
Income Taxes                                                 36             20           68           50
                                                          ------         ------       ------       ------

Net Income                                                 $ 59           $ 33        $ 111         $ 85
                                                          ======         ======       ======       ======




See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                                           Six Months Ended
                                                                               June 30,
                                                                         -----------------------
                                                                           1999         1998
                                                                         ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                              $ 111         $ 85
     Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                       45           78
            Deferred income taxes                                                6           (9)
            Transition cost  recoveries                                         45            -
            Net change in current assets and liabilities                        (2)         (53)
            Other, net                                                         (22)           3
                                                                           ----------     --------
               Net cash provided by operating activities                       183          104
                                                                           ----------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital and investment expenditures                                       (50)         (45)
     Net increase in advances receivable - parent                             (133)         (59)
                                                                           ----------     --------
               Net cash used in investing activities                          (183)        (104)
                                                                           ----------     --------
     Net change in cash and cash equivalents                                     -            -
     Cash and cash equivalents at beginning of period                            -            -
                                                                           ----------     --------
     Cash and cash equivalents at end of period                              $   -         $  -
                                                                           ==========     ========
Supplemental Disclosures
     Cash paid for interest, net of amount capitalized                        $ 50         $ 53
     Cash paid for income taxes                                               $ 98         $ 74




                 See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)


                                                                   June 30,      December 31,
                                                                     1999            1998
                                                                  (Unaudited)
                                                                  -----------    -------------
ASSETS

Current Assets
     Receivables                                                      $    77        $     92
     Inventory                                                             13              12
     Current portion of natural gas transition costs                      100             100
     Current portion of environmental clean-up costs                       12              11
     Other                                                                 29              22
                                                                  -----------    -------------
        Total current assets                                              231             237
                                                                  -----------    -------------
Investments and Other Assets
     Advances receivable - parent                                       1,245           1,112
     Goodwill, net                                                        149             151
                                                                  -----------    -------------
        Total investments and other assets                              1,394           1,263
                                                                  -----------    -------------
Property, Plant and Equipment
     Cost                                                               3,539           3,493
     Less accumulated depreciation and amortization                     1,001             990
                                                                  -----------    -------------
        Net property, plant and equipment                               2,538           2,503
                                                                  -----------    -------------
Regulatory Assets and Deferred Debits
     Debt expense                                                          38              41
     Natural gas transition costs                                          36              81
     Environmental clean-up costs                                          24              68
     Other                                                                 71              72
                                                                  -----------    -------------
        Total regulatory assets and deferred debits                       169             262
                                                                  -----------    -------------


     Total Assets                                                     $ 4,332         $ 4,265
                                                                  ===========    =============

                See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (In millions, except share amounts)

                                                                   June 30,     December 31,
                                                                     1999           1998
                                                                  (Unaudited)
                                                                  -----------   ------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
     Accounts payable                                                 $    58        $    11
     Taxes accrued                                                         98            131
     Deferred income taxes                                                 34             29
     Interest accrued                                                      14             14
     Current maturities of long-term debt                                  49             49
     Other                                                                 51             74
                                                                     ----------      ---------
        Total current liabilities                                         304            308
                                                                     ----------      ---------
Long-term Debt

     Notes payable - parent                                               605            605
     Other                                                                551            551
                                                                     ----------      ---------
        Total long-term debt                                            1,156          1,156
                                                                     ----------      ---------
Deferred Credits and Other Liabilities
     Deferred income taxes                                                592            584
     Environmental clean-up liabilities                                    51            118
     Other                                                                114            113
                                                                     ----------      ---------
        Total deferred credits and other liabilities                      757            815
                                                                     ----------      ---------
Common Stockholder's Equity
     Common stock, $1 par value, 1,000 shares authorized,
        issued and outstanding                                              -              -
     Paid-in capital                                                    1,482          1,464
     Retained earnings                                                    633            522
                                                                     ----------      ---------
        Total common stockholder's equity                               2,115          1,986
                                                                     ----------      ---------
     Total Liabilities and Stockholder's Equity                       $ 4,332        $ 4,265
                                                                     ==========      =========



                See Notes to Consolidated Financial Statements.