Form 10-Q
period 1999-09-30
TEXAS EASTERN TRANSMISSION CORP
filed 1999-11-12
CIK 97432

================================================================================
                                  UNITED STATES
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR QUARTER ENDED SEPTEMBER 30, 1999         COMMISSION FILE NUMBER 1-4456


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

                                  713-627-5400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                      ---   ---
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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
Number of shares of Common Stock, $1 par value, outstanding at
October 31, 1999...............................1,000
================================================================================

                     TEXAS EASTERN TRANSMISSION CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                      INDEX

ITEM                                                                                                        PAGE
----                                                                                                        ----

                          PART I. FINANCIAL INFORMATION
1.   Financial Statements....................................................................................1
     Consolidated Statements of Income for the Three and Nine Months Ended September 30, 1999 and 1998.......1
     Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 1998.............2
     Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998..............................3
     Notes to Consolidated Financial Statements..............................................................5
2.   Management's Discussion and Analysis of Results of Operations and Financial Condition...................6

                           PART II. OTHER INFORMATION

1.   Legal Proceedings.......................................................................................9
6.   Exhibits and Reports on Form 8-K........................................................................9

     Signatures.............................................................................................10

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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                  (In millions)

                                                             Three Months Ended                      Nine Months Ended
                                                                September 30,                          September 30,
                                                                -------------                          -------------
                                                          1999                1998                1999               1998
                                                          ----                ----                ----               ----
Operating Revenues
      Transportation and storage of natural gas           $ 203               $ 203               $ 630              $ 638
      Other                                                  17                  13                  41                 39
                                                            ---                 ---                 ---                ---
           Total operating revenues                         220                 216                 671                677
                                                            ---                 ---                 ---                ---
Operating Expenses
      Operation and maintenance                              96                  53                 254                244
      Depreciation and amortization                          21                  38                  64                113
      Property and other taxes                               11                  10                  34                 18
                                                            ---                 ---                 ---                ---
           Total operating expenses                         128                 101                 352                375
                                                            ---                 ---                 ---                ---
Operating Income                                             92                 115                 319                302
                                                            ---                 ---                 ---                ---
Other Income and Expenses                                     3                   5                   8                  9
                                                            ----                ----                ---                ---
Earnings Before Interest and Taxes                           95                 120                 327                311
Interest Expense                                             26                  27                  79                 83
                                                           -----              -----                -----              ----
Earnings Before Income Taxes                                 69                  93                 248                228
Income Taxes                                                 27                  35                  95                 85
                                                          ------              -----                -----              -----
Net Income                                                 $ 42                $ 58               $ 153              $ 143
                                                           =====               =====              ======             =====

                See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)
                                                                             Nine Months Ended
                                                                               September 30,
                                                                               -------------
                                                                          1999                1998
                                                                          ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                          $ 153              $ 143
      Adjustments to reconcile net income to net cash provided by operating activities:
                Depreciation and amortization                                67                116
                Deferred income taxes                                         3                 11
                Transition cost  recoveries (payments)                       65                (55)
                Net change in current assets and liabilities                  4                (62)
                Other, net                                                  (21)                13
                                                                           -----             -----
                     Net cash provided by operating activities              271                166
                                                                           -----             -----

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital and investment expenditures                                   (96)               (85)
      Net increase in advances receivable - parent                         (175)               (84)
      Retirements and other                                                   -                  3
                                                                           -----              -----
                     Net cash used in investing activities                 (271)              (166)
                                                                           -----              -----

      Net change in cash and cash equivalents                                 -                  -
                                                                           -----              -----

      Cash and cash equivalents at beginning of period                        -                  -
                                                                           -----              -----
      Cash and cash equivalents at end of period                            $ -                $ -
                                                                           =====              =====
Supplemental Disclosures
      Cash paid for interest, net of amount capitalized                    $ 75               $ 78
      Cash paid for income taxes                                          $ 100               $ 76


                See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                                    September 30,         December 31,
                                                                        1999                  1998
                                                                     (Unaudited)
                                                                     -----------          -----------
ASSETS

CURRENT ASSETS
     Receivables                                                            $ 77                 $ 92
     Inventory                                                                20                   12
     Current portion of natural gas transition costs                         100                  100
     Current portion of environmental clean-up costs                          13                   11
     Other                                                                    25                   22
                                                                           -----                -----
           Total current assets                                              235                  237
                                                                           -----                -----

INVESTMENTS AND OTHER ASSETS
     Advances receivable - parent                                          1,287                1,112
     Goodwill, net                                                           147                  151
                                                                           -----                -----
           Total investments and other assets                              1,434                1,263
                                                                           -----                -----

PROPERTY, PLANT AND EQUIPMENT
     Cost                                                                  3,583                3,493
     Less accumulated depreciation and amortization                        1,018                  990
                                                                           -----                -----
           Net property, plant and equipment                               2,565                2,503
                                                                           -----                -----

REGULATORY ASSETS AND DEFERRED DEBITS
     Debt expense                                                             37                   41
     Natural gas transition costs                                             16                   81
     Environmental clean-up costs                                             20                   68
     Other                                                                    67                   72
                                                                           -----                -----

         Total regulatory assets and deferred debits                         140                  262
                                                                           -----                -----

      Total Assets                                                       $ 4,374              $ 4,265
                                                                         =======              =======

                See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (In millions, except share amounts)

                                                                        September 30,         December 31,
                                                                             1999                 1998
                                                                         (Unaudited)
                                                                         -----------          -----------
LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
      Accounts payable                                                       $ 20                $ 11
      Taxes accrued                                                           128                 131
      Deferred income taxes                                                    35                  29
      Interest accrued                                                         15                  14
      Current maturities of long-term debt                                     49                  49
      Other                                                                    67                  74
                                                                            -----               -----
           Total current liabilities                                          314                 308
                                                                            -----               -----

Long-term Debt
      Notes payable - parent                                                  605                 605
      Other                                                                   551                 551
                                                                            -----               -----
           Total long-term debt                                             1,156               1,156
                                                                            -----               -----

Deferred Credits and Other Liabilities
      Deferred income taxes                                                   588                 584
      Environmental clean-up liabilities                                       50                 118
      Other                                                                   109                 113
                                                                            -----               -----
           Total deferred credits and other liabilities                       747                 815
                                                                            -----               -----

Common Stockholder's Equity
      Common stock, $1 par value, 1,000 shares authorized,
           issued and outstanding                                               -                   -
      Paid-in capital                                                       1,482               1,464
      Retained earnings                                                       675                 522
                                                                            -----               -----
           Total common stockholder's equity                                2,157               1,986
                                                                            -----               -----

      Total Liabilities and Stockholder's Equity                          $ 4,374             $ 4,265
                                                                          =======             =======

                See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. NATURE OF OPERATIONS

Texas Eastern Transmission Corporation (TETCO) is a wholly owned subsidiary of PanEnergy Corp, which is an indirect, wholly owned subsidiary of Duke Energy Corporation. TETCO and its subsidiaries (the Company) are primarily engaged in the interstate transportation and storage of natural gas. The interstate natural gas transmission and storage operations of the Company are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. These consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods.

NOTE 2. RELATED PARTY TRANSACTIONS

Certain balances due to or from related parties included in the Consolidated Balance Sheets at September 30, 1999 and December 31, 1998 are as follows:

--------------------------------------------------------------------------------
 In millions
--------------------------------------------------------------------------------
                                               September 30,      December 31,
                                                    1999              1998
                                              ----------------- ----------------
Receivables                                          $ 7               $10
Accounts payable                                      12                 2
Taxes accrued                                         82                91
--------------------------------------------- ----------------- ----------------

For the three months ended September 30, 1999 and 1998, interest expense included $12 million and $13 million, respectively, of interest associated with notes payable to parent. Interest expense for the nine months ended September 30, 1999 and 1998 included $35 million and $39 million, respectively, of interest associated with notes payable to parent.

NOTE 3. GAS IMBALANCES

The consolidated balance sheets include in-kind balances as a result of differences in gas volumes received and delivered. At September 30, 1999 and December 31, 1998, other current assets included $21 million and $16 million, respectively, and other current liabilities included $18 million and $15 million, respectively, related to gas imbalances.

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

ENVIRONMENTAL. In June 1999, the Environmental Protection Agency certified that the Company had completed clean up of PCB (polychlorinated biphenyl) contaminated sites under conditions stipulated by a U.S. Consent Decree in 1989. Due to the completion of the project under budget, the estimated liability and amounts to be recovered from customers were reduced resulting in a $28 million reduction in expense in June 1999. The Company is required to continue groundwater monitoring on a number of sites for at least the next two years. The estimated cost of such monitoring is not material.

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

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 1999 was $153 million, an increase of $10 million compared to the same period in 1998. The increase was primarily the result of lower operating expenses due to a $28 million benefit from EPA certification of completion of PCB (polychlorinated biphenyl) assessment and soil clean-up programs. In addition, as a result of the implementation of the customer rate initiative effective October 1, 1998, depreciation expense was reduced and certain operation and maintenance expenses increased. Partially offsetting these reductions were a $39 million benefit in 1998 from resolution of gas supply realignment cost issues and a $13 million refund from a state property tax ruling.

LIQUIDITY AND CAPITAL RESOURCES

Capital and investment expenditures for the first nine months of 1999 and 1998 totaled $96 million and $85 million, respectively. Projected 1999 capital and investment expenditures, including allowance for funds used during construction, are approximately $175 million, with market-expansion expenditures approximating 45% of the capital budget. These projections are subject to periodic review and revision. Actual expenditures incurred may vary from estimates due to various factors, including business expansion opportunities and environmental matters. Expenditures for 1999 are expected to be funded by cash from operations and/or collection of intercompany advances receivable.

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

COSTS

Management believes it is devoting the resources necessary to achieve Year 2000 readiness in a timely manner. Current estimates for total costs of the program, including internal labor as well as incremental costs such as consulting and contract costs, are approximately $2 million, most of which has been spent as of September 30, 1999. These costs exclude replacement systems that, in addition to being Year 2000 ready, provide significantly enhanced capabilities which will benefit operations in future periods.

RISKS

Management believes it has an effective program in place to manage the risks associated with the Year 2000 issue in a timely manner. Nevertheless, since it is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which the Company would temporarily be unable to deliver energy or energy services to its customers. Management believes that the most reasonably likely worst case scenario would be small, localized interruptions of service, which likely would be rapidly restored. In addition, there could be a temporary reduction in the service needs of customers due to their own Year 2000 problems. If such a scenario occurs, management does not expect it to have a material adverse impact on the Company's consolidated results of operations or financial position.

CONTINGENCY PLANS

Year 2000 contingency planning addresses continuity of business operations for all periods during which Year 2000 impacts may occur. The Company is participating in multiple industry efforts to facilitate effective Year 2000 contingency plans, and has completed its own Year 2000 contingency plans. Contingency plans address various Year 2000 risk scenarios that cross departmental, business unit and industry lines as well as specific risks from various internal and external sources, including supplier readiness.

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



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

      (27)  Financial Data Schedule (included in electronic filing only)

(b) Reports on Form 8-K

      The Company filed no reports on Form 8-K during the third quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           TEXAS EASTERN TRANSMISSION CORPORATION



November 11, 1999          /s/ Dorothy M. Ables
                           -----------------------------------------------------
                           Dorothy M. Ables
                           Vice President, Chief Financial Officer and Treasurer