Form 10-K
period 1999-12-31
TEXAS EASTERN TRANSMISSION CORP
filed 2000-03-27
CIK 97432

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1999 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ______________ to ______________

COMMISSION FILE NUMBER 1-4456

                     TEXAS EASTERN TRANSMISSION CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 Delaware                               72-0378240
     (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

         5400 Westheimer Court P.O. Box 1642  Houston, Texas       77251-1642
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

Estimated aggregate market value of the voting stock held by nonaffiliates of the registrant at March 15, 2000............................................none

Number of shares of Common Stock, without par value, outstanding at March 15,
2000.......................................................................1,000

================================================================================

                     TEXAS EASTERN TRANSMISSION CORPORATION
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999
                                TABLE OF CONTENTS

ITEM                                                                                                            PAGE
----                                                                                                            ----
                                                         PART I.

 1.  Business......................................................................................................1
         General...................................................................................................1
         Natural Gas Transmission..................................................................................1
         Competition...............................................................................................1
         Regulation................................................................................................2
         Environmental Matters.....................................................................................2
         Other Matters.............................................................................................2
 2.  Properties....................................................................................................3
 3.  Legal Proceedings.............................................................................................3


                                                          PART II.

5.   Market for the Registrant's Common Equity and Related Stockholder Matters.....................................3
7.   Management's Discussion and Analysis of Results of Operations and Financial Condition.........................3
7A.  Quantitative and Qualitative Disclosures About Market Risk....................................................7
8.   Financial Statements and Supplementary Data...................................................................8
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................23


                                                          PART IV.

14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K..............................................23
     Signatures...................................................................................................24
     Exhibit Index................................................................................................25


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

                                     PART I.
ITEM 1. BUSINESS.

GENERAL

Texas Eastern Transmission Corporation (TETCO) is a wholly owned subsidiary of PanEnergy Corp (PanEnergy), which is an indirect wholly owned subsidiary of Duke Energy Corporation. TETCO and its subsidiaries (the Company) are primarily engaged in the interstate transportation and storage of natural gas. The interstate natural gas transmission and storage operations of the Company are subject to the rules and regulations of the Federal Energy Regulatory Commission
(FERC).

Executive offices of the Company are located at 5400 Westheimer Court, Houston, Texas 77056-5310, and the telephone number is (713) 627-5400.

NATURAL GAS TRANSMISSION

The Company's throughput volumes for the years 1997 to 1999 were 1,300 trillion British thermal units (TBtu), 1,148 TBtu and 1,254 TBtu, respectively. A majority of the Company's delivered volumes represents gas transported under long-term firm service agreements with local distribution company (LDC) customers in the pipeline's market area. Firm transportation services are also provided under contract to gas marketers, producers, other pipelines, electric power generators and a variety of end-users. In addition, the pipeline offers interruptible transportation to customers on a short-term or seasonal basis. The Company's major customers are located in Pennsylvania, New Jersey and New York, and include LDCs serving the Pittsburgh, Philadelphia, Newark and New York City metropolitan areas. Demand for gas transmission on the Company's interstate pipeline system is seasonal, with the highest throughput occurring during the colder periods in the first and fourth quarters.

The Company also provides firm and interruptible open-access storage services. Storage is offered as a stand-alone unbundled service or as part of a no-notice bundled service. The Company's storage services utilize two joint venture storage facilities in Pennsylvania and one wholly owned and operated storage field in Maryland. The Company also leases storage capacity. The Company's certificated working capacity in these three fields is 75 billion cubic feet
(Bcf), and the combined working gas in storage was 59 Bcf on December 31, 1999.

During 1999, 1998 and 1997, total billings for transportation and storage services provided by the Company to Public Service Electric and Gas Company (PSE&G) accounted for approximately 12%, 14% and 13%, respectively, of the Company's consolidated revenues. PSE&G was the only customer of the Company accounting for 10% or more of consolidated revenues in 1999, 1998 and 1997.

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

REGULATION

The FERC has authority to regulate rates and charges for natural gas transported in or stored for interstate commerce or sold by a natural gas company in interstate commerce for resale. For further discussion of rate matters, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Liquidity and Capital Resources" and Note 3 to the Consolidated Financial Statements, "Regulatory Matters." The FERC also has authority over the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of such facilities. The Company holds certificates of public convenience and necessity issued by the FERC, authorizing it to construct and operate the pipeline, facilities and properties now in operation for which such certificates are required, and to transport and store natural gas in interstate commerce.

As required by FERC Order 636, the Company's pipeline operates as an open-access transporter of natural gas, providing unbundled firm and interruptible transportation and storage services on an equal basis for all gas supplies, whether purchased from the pipeline or from another gas supplier. FERC allows pipelines to recover eligible costs, known as "transition costs," resulting from the implementation of Order 636. For further discussion of Order 636, see Note 3 to the Consolidated Financial Statements, "Regulatory Matters."

On February 9, 2000, the FERC issued Order 637 which sets forth revisions to its regulations governing short-term natural gas transportation services and policies governing the regulation of interstate natural gas pipelines. See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues - Competition," for further discussion.

The Company is subject to the Natural Gas Pipeline Safety Act of 1968, which regulates gas pipeline safety requirements and to the Hazardous Liquid Pipeline Safety Act of 1979, which regulates oil and petroleum pipelines.

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

For further discussion of environmental matters involving the Company, including possible liability and capital costs, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues - Environmental Matters" and Note 10 to the Consolidated Financial Statements, "Commitments and Contingencies - Environmental." Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise protecting the environment, is not expected to have a material adverse effect on the consolidated results of operations or financial position of the Company.

OTHER MATTERS

Foreign operations and export sales are currently not material to the Company's business as a whole.

At December 31, 1999, the Company had approximately 1,100 employees.

ITEM 2. PROPERTIES.

The Company's gas transmission system extends approximately 1,700 miles from producing fields in the Gulf Coast region of Texas and Louisiana to Ohio, Pennsylvania, New Jersey and New York. It consists of two parallel systems, one consisting of three large-diameter parallel pipelines and the other consisting of from one to three large-diameter pipelines over its length. The Company's system consists of 9,220 miles of pipeline and has 73 compressor stations.

The Company also owns and operates two offshore Louisiana gas supply systems, which extend over 100 miles into the Gulf of Mexico and consist of 490 miles of pipeline.

For information concerning natural gas storage properties, see "Business, Natural Gas Transmission."


ITEM 3. LEGAL PROCEEDINGS.

See Note 10 to the Consolidated Financial Statements, "Commitments and Contingencies - Litigation" and "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues - Environmental Matters" for a discussion of legal proceedings.


                                    PART II.


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

All of the Company's outstanding common stock, $1.00 par value per share, is owned by PanEnergy. No common stock cash dividends were declared in 1999 or 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

INTRODUCTION

Texas Eastern Transmission Corporation (TETCO) is a wholly owned subsidiary of PanEnergy Corp (PanEnergy), which is an indirect wholly owned subsidiary of Duke Energy Corporation (Duke Energy). TETCO and its subsidiaries (the Company) are primarily engaged in the interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic and New England states. The interstate natural gas transmission and storage operations of the Company are subject to the rules and regulations of the Federal Energy Regulatory Commission
(FERC).

The following information is provided to facilitate increased understanding of the 1999 and 1998 consolidated financial statements and accompanying notes of the Company, and should be read in conjunction therewith. Because all of the outstanding common stock of the Company is owned indirectly by Duke Energy, the following discussion has been prepared in accordance with the reduced disclosure format permitted by Form 10-K for certain issuers that are wholly owned subsidiaries of reporting companies under the Securities Exchange Act of 1934 set forth in General Instruction I (1)(a) and (b) for Form 10-K.

BUSINESS STRATEGY. The Company's natural gas transmission operations provide solid earnings growth and strengthen its competitive position by adhering to a comprehensive strategy of selected acquisitions and developing incremental projects that expand services to meet specific customer needs.

RESULTS OF OPERATIONS

The Company reported consolidated net income of $198 million in 1999 compared to consolidated net income of $181 million in 1998. Operating income was $409 million in 1999 and $386 million in 1998. Earnings before interest and taxes
(EBIT) were $421 million in 1999 compared to $398 in 1998. Operating income and EBIT are not materially different, and are affected by the same fluctuations for the Company.

EBIT for the Company increased 6% in 1999 compared to the prior year. This increase was the result of slightly higher operating revenues due to market expansion projects and higher throughput from colder weather and from lower operating expenses. Operating expenses decreased partially due to a $28 million benefit from the Environmental Protection Agency's (EPA) certification of completion of PCB (polychlorinated biphenyl) assessment and soil clean-up programs. Depreciation expense decreased $49 million primarily to reflect the extension of the estimated useful lives of certain facilities. In addition, as a result of the customer rate initiative effective October 1, 1998, operation and maintenance expenses increased as a result of accelerated recovery of transition costs. For additional information, see Notes 2 and 3 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies" and "Regulatory Matters," respectively. The absence of a $39 million benefit from the resolution of gas supply realignment cost issues and a $13 million refund from a state property tax ruling which both occurred in 1998 partially offset the increase in EBIT.

LIQUIDITY AND CAPITAL RESOURCES

Capital and investment expenditures for 1999 and 1998 were $131 million and $128 million, respectively. These expenditures consist primarily of business expansion projects and renewals and betterments which extend the useful life of property, plant and equipment. Projected 2000 capital and investment expenditures, including allowance for funds used during construction, are approximately $100 million, with market-expansion approximating 30% of the capital budget. These projections are subject to periodic review and revision. Actual expenditures incurred may vary from estimates due to various factors, including business expansion opportunities and environmental matters. Expenditures for 2000 are expected to be funded by cash from operations and/or collection of intercompany advances receivable.

Assets and liabilities recorded in the Consolidated Balance Sheets related to natural gas transition cost recoveries and the related cash flow impacts are affected by state and federal regulatory orders and specific agreements. For more information on the natural gas transition cost recoveries, see Note 3 to the Consolidated Financial Statements, "Regulatory Matters."

On August 29, 1998, the FERC approved a settlement from the Company which accelerates recovery of natural gas transition costs. The order was effective October 1, 1998 and includes a rate moratorium until 2004. Net cash flows from operations are not expected to change for the first two years after implementation; however, after the natural gas transition costs are fully recovered, cash flows from operations are expected to decrease during 2001 through 2003 by an estimated total of $270 million. For more information concerning the settlement, see Note 3 to the Consolidated Financial Statements, "Regulatory Matters."

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK POLICES

 The Company is exposed to market risks associated with interest rates and commodity prices. Comprehensive risk management policies have been established by the Corporate Risk Management Committee (CRMC) for Duke Energy to monitor and control these market risks. The CRMC is chaired by the Chief Financial Officer of

Duke Energy and is comprised of senior executives. The CRMC has responsibility for oversight of interest rate risk, foreign currency risk, credit risk and energy risk management, including approval of energy financial exposure limits.

INTEREST RATE RISK

The Company is exposed to risk resulting from changes in interest rates as a result of its issuance of variable-rate debt and fixed-rate debt. The Company manages its interest rate exposure by limiting its variable-rate and fixed-rate exposure to certain percentages of total capitalization, as set by policy, and by monitoring the effects of market changes in interest rates. All of the Company's variable-rate debt is payable to PanEnergy. See Notes 8 and 9 to the Consolidated Financial Statements, "Financial Instruments" and "Long-term Debt," respectively, for additional information.

Based on a sensitivity analysis as of December 31, 1999, it was estimated that if market interest rates average 1% higher (lower) in 2000 than in 1999, the Company's earnings before income taxes would decrease (increase) by approximately $6 million. This amount was determined by considering the impact of the hypothetical interest rates on the Company's variable-rate debt balances as of December 31, 1999. In the event of a significant change in interest rates, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

COMMODITY PRICE RISK

The Company is exposed to the impact of market fluctuations in the price of natural gas and other energy-related products. The Company employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity derivatives, including forward contracts, futures, over-the-counter swap agreements and options. Market risks associated with commodity derivatives were not material at December 31, 1999. See Notes 2 and 8 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies" and "Financial Instruments and Risk Management," respectively, for additional information.

CURRENT ISSUES

COMPETITION. WHOLESALE. Currently, the interstate natural gas transmission industry is regulated on a basis designed to recover the costs of providing services to customers. See Note 2 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies" for further discussion of cost-based regulation. On February 9, 2000, the FERC issued Order 637 which sets forth revisions to its regulations governing short-term natural gas transportation services and policies governing the regulation of interstate natural gas pipelines. "Short term" has been defined as all transactions of less than one year. Among the significant actions taken are the lifting of the price cap for short- term capacity release by pipeline customers for an experimental 2-year period ending September 1, 2002 and requiring that interstate pipelines file pro forma tariff sheets by May 1, 2000 to (i) provide for nomination equality between capacity release and primary pipeline capacity; (ii) implement imbalance management services (for which interstate pipelines may charge) while at the same time reducing the use of operational flow orders and penalties and
(iii) increase segmentation rights. Order 637 also narrows the right of first refusal to remove economic biases perceived in the current rule. Order 637 imposes significant new reporting requirements for interstate pipelines which must be implemented by September 1, 2000. The stated FERC goal of these reporting requirements is to increase transparency of transactions on a real-time basis and to provide additional information on pipeline organizational structure. Additionally, Order 637 permits pipelines to implement, subject to certain conditions, peak/off-peak rates, term-differentiated rates, and capacity auctions. Order 637 is subject to requests for rehearing and possible court appeal.

 In addition, the FERC clarified its policies regarding the construction of new pipeline facilities that were addressed in a policy statement issued September 15, 1999. Under this policy statement, the FERC will first address whether a project is economically viable without subsidization from existing pipeline customers. Generally, this changes the presumption in favor of rolled-in pricing to a presumption in favor of incremental pricing, although the FERC announced certain instances in which rolled-in pricing would be appropriate, such as an expansion designed to increase reliability and flexibility of service for existing customers. Assuming the first hurdle is met, the FERC will then investigate whether the pipeline has acted to mitigate adverse impacts on: (1) its existing customers, (2) other pipelines and their captive customers and (3) landowners and communities. The FERC will then apply a "sliding scale" test balancing the need for the project against the remaining adverse impacts on the interests set out above. This analysis is in addition to the environmental analysis required under the National Environmental Policy Act. This policy statement is also subject to rehearing and judicial review.

Because the ultimate resolution of the foregoing proceedings is unknown, management cannot estimate the effects of these matters on future consolidated results of operations or financial position.

RETAIL COMPETITION. Changes in regulation to allow retail competition could affect the Company's natural gas transportation contracts with local gas distribution companies. Order 637 may also have an effect on retail competition and the rules under which retail competition will be achieved. See discussion above. Natural gas retail deregulation is in the very early stages of development and management cannot estimate the effects of this matter on future consolidated results of operations or financial position.

ENVIRONMENTAL MATTERS. The Company is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

PCB (POLYCHLORINATED BIPHENYL) ASSESSMENT AND CLEAN-UP PROGRAMS. In June 1999, the EPA certified that the Company had completed clean up of PCB contaminated sites under conditions stipulated by a U.S. Consent Decree in 1989. Due to the completion of the project under budget, the estimated liability and amounts to be recovered from customers were reduced resulting in a $28 million reduction in expense. The Company is required to continue groundwater monitoring on a number of sites for at least the next two years. The estimated cost of such monitoring is not material.

At December 31, 1999 and 1998, remaining estimated clean-up costs on the Company's system were accrued and included in the Consolidated Balance Sheets as Other Current Liabilities and Environmental Clean-up Liabilities. These cost estimates represent gross clean-up costs expected to be incurred, have not been discounted or reduced by customer recoveries and generally do not include fines, penalties or third-party claims. Costs expected to be recovered from customers have been deferred and are included in the Consolidated Balance Sheets as Environmental Clean-up Costs.

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

AIR QUALITY CONTROL. In October 1998, the EPA issued a final ruling on regional ozone control which requires revised State Implementation Plans for 22 eastern states and the District of Columbia. This EPA ruling is being challenged in court by various states, industry and other interests, including the Company. In March 2000, the court ruled in favor of the EPA on most issues in the litigation. A rehearing on this ruling or an appeal is likely. The EPA has undertaken other ozone-related actions having virtually identical goals. These actions have likewise been challenged by the same or similar parties. The ultimate resolution of the October 1998 action is expected to resolve these other ozone-related actions as well. Depending on the resolution of these matters, costs to the Company may range up to $10 million for additional capital improvements.

In December 1997, the United Nations held negotiations in Kyoto, Japan to determine how to minimize global warming caused by, among other things, carbon dioxide emissions from fossil-fired generating facilities and methane from natural gas operations. Further negotiations in November 1998 resulted in a work plan to complete the operational details of the Kyoto agreement by late 2000. If this initiative is adopted in its current form, it could have far reaching implications to the Company and the entire energy industry. Because this matter is in the early stages of discussion, management cannot estimate the effects on future consolidated results of operations or financial position.

LITIGATION AND CONTINGENCIES. For information concerning litigation and other commitments and contingencies, see Note 10 to the Consolidated Financial Statements, "Commitments and Contingencies - Litigation."

YEAR 2000 READINESS PROGRAM. The Company did not experience any disruption to its operations resulting from the transition to the year 2000 nor during the leap year transition. The Company completed its year 2000 readiness program in June 1999. Systems will continue to be monitored throughout the year. The total cost of the program, including internal labor as well as incremental costs such as consulting and contract costs, was approximately $1 million. These costs exclude replacement systems that, in addition to being Year 2000 ready, provided significantly enhanced capabilities which benefit operations in future periods.

NEW ACCOUNTING STANDARD. In September 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The Company is required to adopt this standard by January 1, 2001. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and it defines the accounting for changes in the fair value of the derivatives depending on the intended use of the derivative. The Company is currently reviewing the expected impact of SFAS No. 133 on consolidated results of operations and financial position.

FORWARD-LOOKING STATEMENTS. From time to time, the Company's reports, filings and other public announcements may include assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. Some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements include state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree to which competition enters the natural gas industry; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which the Company is subject or other external factors over which the Company has no control; the results of financing efforts, including the Company's ability to obtain financing on favorable terms, which can be affected by the Company's credit rating and general economic conditions; growth in opportunities for the Company; and the effect of accounting policies issued periodically by accounting standard-setting bodies.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                     TEXAS EASTERN TRANSMISSION CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (IN MILLIONS)

                                                                  Years Ended December 31,
                                                             ----------------------------------
                                                                1999        1998         1997
                                                             ---------   ----------   ---------

OPERATING REVENUES
       Transportation of natural gas                            $ 775        $ 771       $ 807
       Storage of natural gas                                      65           64          67
       Other                                                       62           54          50
                                                             ---------   ----------   ---------
            Total operating revenues                              902          889         924
                                                             ---------   ----------   ---------

OPERATING EXPENSES
       Operation and maintenance                                  361          339         402
       Depreciation and amortization                               86          135         147
       Property and other taxes                                    45           29          37
                                                             ---------   ----------   ---------
            Total operating expenses                              492          503         586
                                                             ---------   ----------   ---------

OPERATING INCOME                                                  410          386         338

OTHER INCOME AND EXPENSES                                          11           12          11
                                                             ---------   ----------   ---------

EARNINGS BEFORE INTEREST AND TAXES                                421          398         349

INTEREST EXPENSE                                                  106          110         116
                                                             ---------   ----------   ---------

EARNINGS BEFORE INCOME TAXES                                      315          288         233

INCOME TAXES                                                      117          107          87
                                                             ---------   ----------   ---------

NET INCOME                                                      $ 198        $ 181       $ 146
                                                             =========   ==========   =========

                See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                           Years Ended December 31,
                                                                                       ---------------------------------
                                                                                          1999       1998        1997
                                                                                       ----------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                                          $ 198      $ 181       $ 146
       Adjustments to reconcile net income to net cash provided by operating activities:
                 Depreciation and amortization                                                90        140         152
                 Deferred income taxes                                                         4         12          14
                 Transition cost recoveries (payments)                                        96        (30)        (39)
                 (Increase) decrease in
                      Receivables                                                              9        (11)         (3)
                      Inventory                                                              (15)         2           2
                      Other current assets                                                    (3)        (2)          3
                 Increase (decrease) in
                      Accounts payable                                                        (1)       (28)         (9)
                      Taxes accrued                                                           26         28          19
                      Other current liabilities                                              (15)       (27)        (53)
                 Other, net                                                                  (10)         -         (45)
                                                                                       ----------   --------   ---------
                      Net cash provided by operating activities                              379        265         187
                                                                                       ----------   --------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
       Capital and investment expenditures                                                  (131)      (128)       (119)
       Net increase in advances receivable - parent                                         (200)      (138)        (64)
       Retirements and other                                                                   1          1          (4)
                                                                                       ----------   --------   ---------
                      Net cash used in investing activities                                 (330)      (265)       (187)
                                                                                       ----------   --------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
       Payments for the redemption of long-term debt                                         (49)         -           -
                                                                                       ----------   --------   ---------
                      Net cash used in financing activities                                  (49)         -           -
                                                                                       ----------   --------   ---------

       Net change in cash and cash equivalents                                                 -          -           -

       CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          -          -           -
                                                                                       ----------   --------   ---------
       CASH AND CASH EQUIVALENTS AT END OF YEAR                                            $   -      $   -       $   -
                                                                                       ==========   ========   =========

SUPPLEMENTAL DISCLOSURES
       Cash paid for interest, net of amount capitalized                                   $ 102      $ 105       $ 105
       Cash paid for income taxes                                                          $ 103      $  77       $  58
       Non-cash investing and financing transactions:
          In 1999, the Company received a transfer of approximately $70 million of Property, Plant & Equipment and a related $7 million deferred tax liability, of which $45 million was treated as a reduction to advances receivable - parent and $18 million was treated as a capital contribution from parent.

                See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                                           December 31,
                                                                                     -----------------------
                                                                                         1999        1998
                                                                                     ----------   ----------
ASSETS

CURRENT ASSETS
       Accounts Receivables                                                             $   83       $   92
       Inventory                                                                            27           12
       Current portion of natural gas transition costs                                      81          100
       Other                                                                                29           33
                                                                                     ----------   ----------
            Total current assets                                                           220          237
                                                                                     ----------   ----------

INVESTMENTS AND OTHER ASSETS
       Advances receivable - parent                                                      1,267        1,112
       Goodwill, net                                                                       146          151
                                                                                     ----------   ----------
            Total investments and other assets                                           1,413        1,263
                                                                                     ----------   ----------

PROPERTY, PLANT AND EQUIPMENT
       Cost                                                                              3,677        3,493
       Less accumulated depreciation and amortization                                    1,054          990
                                                                                     ----------   ----------
            Net property, plant and equipment                                            2,623        2,503
                                                                                     ----------   ----------

REGULATORY ASSETS AND DEFERRED DEBITS
       Debt expense                                                                         36           41
       Natural gas transition costs                                                          4           81
       Environmental clean-up costs                                                         27           68
       Other                                                                                71           72
                                                                                     ----------   ----------
            Total regulatory assets and deferred debits                                    138          262
                                                                                     ----------   ----------

       TOTAL ASSETS                                                                     $4,394       $4,265
                                                                                     ==========   ==========

                See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)


                                                                                         December 31,
                                                                                     --------------------
                                                                                       1999       1998
                                                                                     ---------  ---------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
       Accounts payable                                                               $    10    $    11
       Taxes accrued                                                                      157        131
       Deferred income taxes                                                               25         29
       Interest accrued                                                                    13         14
       Current maturities of long-term debt                                               200         49
       Other                                                                               60         74
                                                                                     ---------  ---------
            Total current liabilities                                                     465        308
                                                                                     ---------  ---------

LONG-TERM DEBT
       Notes payable - parent                                                             605        605
       Other                                                                              351        551
                                                                                     ---------  ---------
            Total long-term debt                                                          956      1,156
                                                                                     ---------  ---------

DEFERRED CREDITS AND OTHER LIABILITIES
       Deferred income taxes                                                              601        584
       Environmental clean-up liabilities                                                  49        118
       Other                                                                              121        113
                                                                                     ---------  ---------
            Total deferred credits and other liabilities                                  771        815
                                                                                     ---------  ---------

COMMON STOCKHOLDER'S EQUITY
       Common stock, $1 par value, 1,000 shares authorized,
            issued and outstanding                                                          -          -
       Paid-in capital                                                                  1,482      1,464
       Retained earnings                                                                  720        522
                                                                                     ---------  ---------
            Total common stockholder's equity                                           2,202      1,986
                                                                                     ---------  ---------

       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                     $ 4,394    $ 4,265
                                                                                     =========  =========

                See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                  (IN MILLIONS)



                                                                  Years Ended December 31,
                                                             ---------------------------------
                                                               1999        1998         1997
                                                             --------    ---------    --------
COMMON STOCK
      Balance at beginning of year                           $     -      $     -     $     -
                                                             --------    ---------    --------
          BALANCE AT END OF YEAR                                   -            -           -
                                                             --------    ---------    --------

PAID-IN CAPITAL
      Balance at beginning of year                             1,464        1,464       1,464
      Capital contribution from parent                            18            -           -
                                                             --------    ---------    --------
          BALANCE AT END OF YEAR                               1,482        1,464       1,464
                                                             --------    ---------    --------

RETAINED EARNINGS
      Balance at beginning of year                               522          344         198
      Net income                                                 198          181         146
      Common stock dividends                                       -           (3)          -
                                                             --------    ---------    --------
          BALANCE AT END OF YEAR                                 720          522         344
                                                             --------    ---------    --------

TOTAL COMMON STOCKHOLDER'S EQUITY                            $ 2,202      $ 1,986     $ 1,808
                                                             ========    =========    ========

                See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


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

INVENTORY. Inventory consists of materials and supplies and natural gas held for storage and is recorded at the lower of cost or market, primarily using the average cost method.

GAS IMBALANCES. Gas imbalances occur as a result of differences in volumes of gas received and delivered. Gas imbalance receivables are valued at lower of cost or market while gas imbalance payables are valued at market.

GOODWILL. Goodwill represents the excess of acquisition costs over the fair value of the net assets of an acquired business. The amount of goodwill related to the purchase of Texas Eastern Corporation and its subsidiaries in 1989 is amortized on a straight-line basis over 40 years. Accumulated amortization of goodwill at December 31, 1999 and 1998 was $99 million and $94 million, respectively.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost. The Company capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of money. The cost of renewals and betterments that extend the useful life of property, plant and equipment is also capitalized. The cost of repairs and replacements is charged to expense as incurred. Depreciation is generally computed using the straight-line method based on the estimated useful lives of the assets. The composite weighted-average depreciation rates were 2.3%, 3.8% and 4.3% for 1999, 1998 and 1997, respectively.

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

ACCOUNTING FOR RISK MANAGEMENT ACTIVITIES. The Company manages its exposure to risk from existing contractual commitments through commodity derivatives, including forward contracts, futures, over-the-counter swap agreements and options.

These commodity derivatives are utilized for non-trading purposes to hedge the impact of market fluctuations in the price of natural gas and other energy-related products. To qualify as a hedge, the price movements in the commodity derivatives must be highly correlated with the underlying hedged commodity. Under the deferral method of accounting, gains and losses related to commodity derivatives which qualify as hedges are recognized in income when the underlying hedged physical transaction closes and are included in the Consolidated Statements of Income as Other Revenues. If the commodity derivative is no longer sufficiently correlated to the underlying commodity, or if the underlying commodity transaction closes earlier than anticipated, the deferred gains or losses are recognized in income.

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

COST-BASED REGULATION. The Company's regulated operations are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets and liabilities that result from the regulated ratemaking process are recorded that would not be recorded under generally accepted accounting principles for non-regulated entities. These regulatory assets and liabilities are classified in the Consolidated Balance Sheets as Regulatory Assets and Deferred Debits, and Deferred Credits and Other Liabilities, respectively. The applicability of SFAS No. 71 is routinely evaluated, and factors such as regulatory changes and the impact of competition are considered. Increasing competition might require companies to reduce their asset balances to reflect a market basis less than cost and to write off their associated regulatory assets. Management cannot predict the potential impact, if any, of increasing competition on future financial position or consolidated results of operations. However, the Company continues to position itself to effectively meet these challenges by maintaining competitive prices.

REVENUES. Revenues on transportation and storage of natural gas are recognized as service is provided. When rate cases are pending final approval, a portion of the revenues is subject to possible refund and reserves are established when appropriate.

Total billings for transportation and storage services provided by the Company to Public Service Electric and Gas Company accounted for approximately 12% of consolidated revenues for 1999, 14% for 1998, and 13% for 1997. No other customer accounted for 10% or more of consolidated revenues in 1999, 1998 or 1997.

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

NEW ACCOUNTING STANDARD. In September 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The Company is required to adopt this standard by January 1, 2001. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and it defines the accounting for changes in the fair value of the derivatives depending on the intended use of the derivative. The Company is currently reviewing the expected impact of SFAS No. 133 on consolidated results of operations and financial position.

RECLASSIFICATIONS. Certain amounts have been reclassified in the Consolidated Financial Statements to conform to the current presentation.

NOTE 3. REGULATORY MATTERS

The Company primarily provides natural gas transportation and storage services pursuant to FERC Order 636. Order 636 allows pipelines to recover eligible costs resulting from implementation of the order (transition costs). In 1994, the FERC approved the Company's settlement resolving regulatory issues related primarily to Order 636 transition costs and a number of other issues related to services prior to Order 636. Under the 1994 settlement, the Company's liability for transition costs was estimated based on the amount of producers' natural gas reserves and other factors. In 1998, the Company favorably resolved all remaining gas purchase contracts, recognizing $39 million of income ($24 million after tax).

In addition, the FERC approved a settlement filed by the Company in 1998, which accelerates recovery of natural gas transition costs. The 1998 settlement is not expected to have a material adverse effect on consolidated results of operations or financial position.

NOTE 4. RELATED PARTY TRANSACTIONS

-----------------------------------------------------------------------
INCOME STATEMENT TRANSACTIONS (in millions)
-----------------------------------------------------------------------
                                               Years Ended December 31,
                                              -------------------------
                                                1999     1998     1997
                                              -------- -------- -------
Transportation and storage of natural gas      $42        $34      $23
Other operating revenues                        21         37       39
Operation and maintenance(a)                    80        124      107
Interest expense                                48         51       51
--------------------------------------------- -------- -------- -------

(a) Includes allocated retirement plan costs

-----------------------------------------------------------------------
BALANCE SHEET TRANSACTIONS (in millions)
-----------------------------------------------------------------------
                                                     December 31,
                                              -------------------------
                                                  1999         1998
                                              ------------ ------------
Receivables                                      $   7        $  10
Accounts payable                                     -            2
Taxes accrued                                      113           91
-----------------------------------------------------------------------

Advances receivable-parent do not bear interest. Advances are carried as open accounts and are not segregated between current and non-current amounts. Increases and decreases in advances result from the movement of funds to provide for operations, capital expenditures and debt payments of the Company.

NOTE 5. GAS IMBALANCES

The consolidated balance sheets include in-kind balances as a result of differences in gas volumes received and delivered. At December 31, 1999 and 1998, other current assets include $22 million and $16 million, respectively, and other current liabilities include $15 million for both years, related to gas imbalances.

NOTE 6. INCOME TAXES

--------------------------------------------------------------------------------
INCOME TAX EXPENSE (in millions)
--------------------------------------------------------------------------------
                                                       Years Ended December 31,
                                                        ----------------------
                                                         1999    1998    1997
                                                        ------- ------- -------
Current income taxes
  Federal                                                $103    $ 85     $67
  State                                                    10      10       6
                                                        ------- ------- -------
    Total current income taxes                            113      95      73
                                                        ------- ------- -------
Deferred income taxes, net
  Federal                                                   4      12      12
  State                                                     -       -       2
                                                        ------- ------- -------
    Total deferred income taxes, net                        4      12      14
                                                        ------- ------- -------
Total income tax expense                                 $117    $107     $87
------------------------------------------------------- ------- ------- -------

--------------------------------------------------------------------------------
INCOME TAX EXPENSE RECONCILIATION TO STATUTORY RATE (in millions)
--------------------------------------------------------------------------------
                                                       Years Ended December 31,
                                                        --------------------
                                                        1999    1998   1997
                                                        -----  -----  ------
Income tax, computed at the statutory rate              $110    $101    $82
Adjustments resulting from:
  State income tax, net of federal income tax effect       7       6      5
                                                        -----  -----  ------
Total income tax expense                                $117    $107    $87
------------------------------------------------------- -----  -----  ------
Effective tax rate                                      37.1%   37.2%  37.3%
------------------------------------------------------- -----  -----  ------

--------------------------------------------------------------------------------
NET DEFERRED INCOME TAX LIABILITY COMPONENTS (in millions)
--------------------------------------------------------------------------------
                                                          December 31,
                                                       -----------------
                                                        1999      1998
                                                       -------- --------
Deferred credits and other liabilities                 $   34   $   38
Natural gas transition liabilities                          1        1
Environmental clean-up liabilities                         19       43
Other                                                       5        6
                                                       -------- --------
     Total deferred income tax asset                       59       88
                                                       -------- --------
Property, plant and equipment                            (550)    (517)
Regulatory assets and deferred debits                     (38)     (38)
Natural gas transition costs                              (30)     (63)
Environmental clean-up costs                              (11)     (28)
                                                       -------- --------
     Total deferred income tax liabilities               (629)    (646)
                                                       -------- --------
State deferred income tax, net of federal tax effect      (56)     (55)
                                                       -------- --------
Net deferred income tax liability                        (626)    (613)
Portion classified as current liability                   (25)     (29)
                                                       -------- --------
Noncurrent liability                                   $ (601)   $(584)
------------------------------------------------------ -------- --------

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT (in millions)
------------------------------------------------------------------------
                                                         December 31,
                                                       -----------------
                                                         1999      1998
                                                       -------- --------
Transmission                                            $3,356   $3,267
Other                                                      321      226
                                                       -------- --------
     Total property, plant, and equipment                3,677    3,493
Less accumulated depreciation and amortization           1,054      990
                                                       -------- --------
     Net property, plant and equipment                  $2,623   $2,503
------------------------------------------------------ -------- --------

NOTE 8. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company's financial instruments include $551 million and $600 million of long-term debt with an approximate fair value of $570 million and $655 million as of December 31, 1999 and 1998, respectively. The majority of the estimated fair value amounts of long-term debt were obtained from independent parties. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 1999 and 1998 are not necessarily indicative of the amounts the Company could have realized in current market exchanges.

The fair values of Notes Payable - Parent are not materially different from their carrying amounts because the stated rates approximate market rates. The fair values of Advances Receivable - Parent are not readily determinable since such amounts are carried as open accounts. See Note 4, "Related Party Transactions."

At December 31, 1999, the Company held or issued several commodity derivatives, primarily in the form of swaps, that reduce exposure to market price fluctuations for natural gas and other energy-related products. At December 31, 1999, these commodity derivatives extended for periods up to three years. The gains, losses and costs related to non-trading commodity derivatives that qualify as a hedge are not recognized until the underlying physical transaction closes. At December 31, 1999, the non-trading commodity derivatives held were not material. There were no outstanding non-trading commodity derivatives at December 31, 1998.

NOTE 9. LONG-TERM DEBT

--------------------------------------------------------------------------------
LONG-TERM DEBT (in millions)
--------------------------------------------------------------------------------
                                                               December 31,
                                                            -------------------
                                                 Year Due     1999      1998
                                                ----------- ---------- --------
Notes Payable-Parent
   8.25% at December 31, 1999 and 1998          2001 - 2006  $   605   $   605
Notes Payable-Other
   8% - 10 3/8%                                 2000 - 2004      500       500
   Medium term, Series A, 7.64% - 9.07%         2001 - 2012       51       100
                                                            --------- ---------
   Total long-term debt                                        1,156     1,205
Current maturities of long-term debt                            (200)      (49)
                                                            --------- ---------
   Total long-term portion                                   $   956   $ 1,156
-------------------------------------------------------------------------------

--------------------------------------------------------------------------------
ANNUAL MATURITIES (in millions)
--------------------------------------------------------------------------------
2000                                                                   $200
2001                                                                    471
2002                                                                    100
2003                                                                      -
2004                                                                    115
--------------------------------------------------------------------------------

NOTE 10. COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL. The Company is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

In June 1999, the Environmental Protection Agency certified that the Company had completed clean up of PCB (polychlorinated biphenyl) contaminated sites under conditions stipulated by a U.S. Consent Decree in 1989. Due to the completion of the project under budget, the estimated liability and amounts to be recovered from customers were reduced resulting in a $28 million reduction in expense. The Company is required to continue groundwater monitoring on a number of sites for at least the next two years. The estimated cost of such monitoring is not material.

At December 31, 1999 and 1998, remaining estimated clean-up costs on the Company's system have been accrued and are included in the Consolidated Balance Sheets as Other Current Liabilities and Environmental Clean-up Liabilities. These cost estimates represent gross clean-up costs expected to be incurred, have not been discounted or reduced by customer recoveries and generally do not include fines, penalties or third-party claims. Costs expected to be recovered from customers have been deferred and are included in the Consolidated Balance Sheets as of December 31, 1999 and 1998, as Environmental Clean-up Costs.

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

LITIGATION. The Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding performance, contracts and other matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, the Company has made accruals in accordance with SFAS No. 5, "Accounting for Contingencies," to provide for such matters. Management believes that the final disposition of these proceedings will not have a material adverse effect on consolidated results of operations or financial position.

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

LEASES. The Company utilizes assets under operating leases in several areas of operations. Consolidated rental expense amounted to $6 million, $7 million and $9 million in 1999, 1998 and 1997, respectively. Future minimum rental payments under the Company's various operating leases for the years 2000 through 2004 are $8 million, $6 million, $3 million, $1 million and $1 million, respectively.

NOTE 11. EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN. The Company participates in Duke Energy's non-contributory defined benefit retirement plan covering most employees with minimum service requirements using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit based upon a percentage, which may vary with age and years of service, of current eligible earnings and current interest credits.

Prior to January 1, 1999, the Company participated in PanEnergy's non-contributory defined benefit retirement plan covering most employees with a minimum of one year vesting service. Through December 31, 1998, the plan provided retirement benefits for eligible employees of the Company that were generally based on an employee's years of benefit accrual service and highest average eligible earnings. Effective January 1, 1999, the benefit formula under the PanEnergy plan, for all eligible employees, was changed to a cash balance formula. The PanEnergy plan was merged into the Duke Energy plan in 1999.

Duke Energy's policy is to fund amounts, as necessary, on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. With respect to the entire plan, the fair value of the plan assets of $3,121 million and $2,922 million at December 31, 1999 and 1998, respectively, exceeded the projected benefit obligations of $2,446 million and $2,540 million, as of December 31, 1999 and 1998, respectively.

--------------------------------------------------------------------------------
ASSUMPTIONS USED IN DUKE ENERGY'S PENSION AND OTHER POSTRETIREMENT BENEFITS
ACCOUNTING (a)
--------------------------------------------------------------------------------
(Percent)                                            1999   1998   1997
--------------------------------------------------- ------ ------ ------
Discount rate                                        7.50   6.75   7.25
Salary increase                                      4.50   4.67   4.15
Expected long-term rate of return on plan assets     9.25   9.25   9.25
--------------------------------------------------- ------ ------ ------

(a) Reflects weighted averages across all plans.

The Company's net periodic pension benefit, as allocated by Duke Energy, was $6 million, $4 million and $3 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Duke Energy also sponsors, and the Company participates in, an employee savings plan that covers substantially all employees. The Company expensed plan contributions of $4 million each year in 1999, 1998 and 1997.

OTHER POSTRETIREMENT BENEFITS. The Company, in conjunction with Duke Energy, provides certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees become eligible for these benefits if they have met certain age and service requirements at retirement, as defined in the plans. Under plan amendments effective late 1998 and early 1999, health care benefits for future retirees were changed to limit employer contributions and medical coverage.

The Company accrues such benefit costs over the active service period of employees to the date of full eligibility for the benefits. The net unrecognized transition obligation, resulting from the implementation of accrual accounting, is being amortized over approximately 20 years. With respect to the entire plan, the fair value of the plan assets was $327 million and $305 million at December 31, 1999 and 1998, respectively, and the accumulated postretirement benefit obligation was $562 million and $625 million at December 31, 1999 and 1998, respectively.

It is the Company's and Duke Energy's general policy to fund accrued postretirement health care costs. Duke Energy's retiree life insurance plan is fully funded based on actuarially determined requirements.

The Company's net periodic postretirement benefit cost, as allocated by Duke Energy, was $6 million, $7 million and $6 million in 1999, 1998 and 1997, respectively.

For measurement purposes, a 5% weighted average rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 4.75% for 2005 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

--------------------------------------------------------------------------------
SENSITIVITY TO CHANGES IN ASSUMED HEALTH CARE COST TREND RATES (in millions)
--------------------------------------------------------------------------------

                                                  1-Percentage-  1-Percentage-
                                                 Point Increase  Point Decrease
--------------------------------------------------------------------------------
Effect on total of service and interest
  cost components                                      $ -            $ -
Effect on postretirement benefit obligation              3              (3)
--------------------------------------------------------------------------------

NOTE 12. QUARTERLY FINANCIAL DATA (UNAUDITED)

--------------------------------------------------------------------------------
                         First     Second    Third      Fourth
(In millions)           Quarter    Quarter   Quarter    Quarter        Total
--------------------------------------------------------------------------------
1999
Operating revenues       $234       $217       $220         $231          $902
Operating income          107        120(a)      92           90           409
EBIT                      110        122(a)      95           94           421
Net income                 52         59(a)      42           45           198

1998
Operating revenues       $239       $222       $216         $212          $889
Operating income          108(b)      79        115(c)        84           386
EBIT                      111(b)      81        120(c)        86           398
Net income                 52(b)      33         58(c)        38           181
--------------------------------------------------------------------------------

(a) Includes the effect of completing PCB assessment and soil clean-up programs below cost estimates.
(b) Includes the effect of favorable state property tax rulings.
(c) Includes the effect of a favorable resolution of regulatory issues related to gas supply realignment costs.

INDEPENDENT AUDITORS' REPORT

Texas Eastern Transmission Corporation

We have audited the accompanying consolidated balance sheets of Texas Eastern Transmission Corporation and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of income, common stockholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 11, 2000

RESPONSIBILITY FOR FINANCIAL STATEMENTS

The financial statements of Texas Eastern Transmission Corporation and subsidiaries (the Company) are prepared by management, who are responsible for their integrity and objectivity. The statements are prepared in conformity with generally accepted accounting principles in all material respects and necessarily include judgments and estimates of the expected effects of events and transactions that are currently being reported.

The Company's system of internal accounting control is designed to provide reasonable assurance that assets are safeguarded and transactions are executed according to management's authorization. Internal accounting controls also provide reasonable assurance that transactions are recorded properly, so that financial statements can be prepared according to generally accepted accounting principles. In addition, accounting controls provide reasonable assurance that errors or irregularities which could be material to the financial statements are prevented or are detected by employees within a timely period as they perform their assigned functions. The Company's accounting controls are continually reviewed for effectiveness. In addition, written policies, standards and procedures, and a strong internal audit program augment the Company's accounting controls.


/s/ Alan N. Harris
Alan N. Harris
Vice President, Controller and Assistant Secretary

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a) Consolidated Financial Statements and Supplemental Financial Data included in Part II of this annual report are as follows:
         Consolidated Financial Statements
              Consolidated Statements of Income for the Years Ended December 31,
                 1999, 1998 and 1997
              Consolidated Statements of Cash Flows for the Years Ended
                 December 31, 1999, 1998 and 1997
              Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Common Stockholder's Equity for the
                 Years Ended December 31, 1999, 1998 and 1997
              Notes to Consolidated Financial Statements

         Quarterly Financial Data (unaudited) (included in Note 12 to the
              Consolidated Financial Statements)

         All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 1999.

(c)  Exhibits - See Exhibit Index immediately following the signature page.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: March 23, 2000                    TEXAS EASTERN TRANSMISSION CORPORATION
                                        (Registrant)


                                        By  /s/ Robert B. Evans
                                            -------------------------
                                             Robert B. Evans
                                             Chairman of the Board and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     (i) Principal executive officer:

         By:  /s/ Robert B. Evans
              -------------------
              Robert B. Evans
              Chairman of the Board and President

    (ii) Principal financial officer:

         By:  /s/ Dorothy M. Ables
              --------------------
              Dorothy M. Ables
              Vice President, Chief Financial Officer and Treasurer

   (iii) Principal accounting officer:

         By:  /s/ Alan N. Harris
              --------------------
              Alan N. Harris
              Vice President, Controller and Assistant Secretary

    (iv) A majority of the Directors:

         By:  /s/ Dorothy M. Ables
              ----------------------
              Dorothy M. Ables

         By:  /s/ Robert B. Evans
              ----------------------
              Robert B. Evans

         By:  /s/ Theopolis Holeman
              ----------------------
              Theopolis Holeman

Date:  March 23, 2000

EXHIBIT INDEX

Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

--------------------------------------------------------------------------------
Exhibit   Description               Originally Filed as Exhibit         Exhibit
Number                                                                   Number
--------------------------------------------------------------------------------
3.01      Restated Certificate      3.1 to Form 10-Q of TETCO for        1-4456
          of Incorporation of       quarter ended September 30, 1993
          Texas Eastern
          Transmission
          Corporation dated
          October 25, 1993

3.02      By-Laws of Texas         3.2 to Form 10-Q of TETCO for         1-4456
          Eastern Transmission     quarter ended September 30, 1993
          Corporation as
          adopted on August 17,
          1993

*12       Computation of Ratio
          of Earnings to Fixed
          Charges

*23       Independent Auditors'
          Consent

*27       Financial Data
          Schedule for
          December 31, 1999
--------------------------------------------------------------------------------