Form 10-Q
period 2000-03-31
TEXAS EASTERN TRANSMISSION CORP
filed 2000-05-12
CIK 97432

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


FOR QUARTER ENDED MARCH 31, 2000                   COMMISSION FILE NUMBER 1-4456



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The Registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format. Part I, Item 2 has been reduced and Part II, Item 4 has been omitted in accordance with such Instruction H.

All of the Registrant's common shares are indirectly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

Number of shares of Common Stock, $1 par value, outstanding at
April 28, 2000.............................................................1,000

================================================================================

                     TEXAS EASTERN TRANSMISSION CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
                                      INDEX

ITEM                                                                                                        PAGE
----                                                                                                        ----

                                           PART I. FINANCIAL INFORMATION

1.   Financial Statements ...................................................................................1
     Consolidated Statements of Income for the Three Months Ended March 31, 2000 and 1999....................1
     Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999................2
     Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999..................................3
     Notes to Consolidated Financial Statements..............................................................5
2.   Management's Discussion and Analysis of Results of Operations and Financial Condition...................6

                                            PART II. OTHER INFORMATION

1.   Legal Proceedings.......................................................................................7
6.   Exhibits and Reports on Form 8-K........................................................................7

     Signatures..............................................................................................8

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995
From time to time, the Company's reports, filings and other public announcements may include assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. Some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements include state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree to which competition enters the natural gas industry; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which the Company is subject or other external factors over which the Company has no control; the results of financing efforts, including the Company's ability to obtain financing on favorable terms, which can be affected by the Company's credit rating and general economic conditions; growth in opportunities for the Company; and the effect of accounting policies issued periodically by accounting standard-setting bodies.

                  PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                  (In millions)

                                                     Three Months Ended
                                                          March 31,
                                                ----------------------------
                                                  2000                 1999
                                                --------              ------
OPERATING REVENUES
       Transportation of natural gas             $ 191                $ 206
       Storage of natural gas                       19                   17
       Other                                        25                   11
                                                --------              ------
            Total operating revenues               235                  234
                                                --------              ------

OPERATING EXPENSES
       Operation and maintenance                    97                   94
       Depreciation and amortization                22                   21
       Property and other taxes                     12                   12
                                                --------              ------
            Total operating expenses               131                  127
                                                --------              ------

OPERATING INCOME                                   104                  107
                                                --------              ------

OTHER INCOME AND EXPENSES                            4                    3
                                                --------              ------

EARNINGS BEFORE INTEREST AND TAXES                 108                  110

INTEREST EXPENSE                                    27                   26
                                                --------              ------

EARNINGS BEFORE INCOME TAXES                        81                   84

INCOME TAXES                                        30                   32
                                                --------              ------

NET INCOME                                       $  51                $  52
                                                ========              ======

         See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                 2000     1999
                                                                 ----     ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                 $ 51     $ 52
      Adjustments to reconcile net income to net cash provided
           by operating activities:
                Depreciation and amortization                      23       22
                Deferred income taxes                              (6)      (3)
                Transition cost  recoveries                        24       23
                Net change in current assets and liabilities      (62)     (44)
                Other, net                                         (6)      (5)
                                                                 ----     ----
                     Net cash provided by operating activities     24       45
                                                                 ----     ----

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital and investment expenditures                         (24)     (17)
      Net increase in advances receivable - parent                 (8)     (28)
      Retirements and other                                         8       -
                                                                 ----     ----
                     Net cash used in investing activities        (24)     (45)
                                                                 ----     ----

      Net change in cash and cash equivalents                       -       -

      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              -       -
                                                                 ----     ----
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  -     $ -
                                                                 ====     ====

SUPPLEMENTAL DISCLOSURES
      Cash paid for interest, net of amount capitalized          $  24    $ 24
      Cash paid for income taxes                                 $ 112    $ 92


             See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                       March 31,   December 31,
                                                         2000         1999
                                                      (Unaudited)
                                                      -----------  ------------
ASSETS

CURRENT ASSETS
      Accounts receivable                                $    81      $    83
      Inventory                                               27           27
      Current portion of regulatory assets                    57           81
      Other                                                   33           29
                                                         -------      -------
           Total current assets                              198          220
                                                         -------      -------

INVESTMENTS AND OTHER ASSETS
      Advances receivable - parent                         1,275        1,267
      Goodwill, net                                          145          146
                                                         -------      -------
           Total investments and other assets              1,420        1,413
                                                         -------      -------

PROPERTY, PLANT AND EQUIPMENT
      Cost                                                 3,697        3,677
      Less accumulated depreciation and amortization       1,079        1,054
                                                         -------      -------
           Net property, plant and equipment               2,618        2,623
                                                         -------      -------


REGULATORY ASSETS AND DEFERRED DEBITS                        144          138
                                                         -------      -------

      TOTAL ASSETS                                       $ 4,380      $ 4,394
                                                         =======      =======

         See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (In millions, except share amounts)

                                                         March 31,  December 31,
                                                            2000        1999
                                                        (Unaudited)
                                                        ----------- ------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
      Accounts payable                                    $    18        $    10
      Taxes accrued                                            77            157
      Deferred income taxes                                    15             25
      Interest accrued                                         15             13
      Current maturities of long-term debt                    200            200
      Other                                                    70             60
                                                          -------        -------
           Total current liabilities                          395            465
                                                          -------        -------

LONG-TERM DEBT
      Notes payable - parent                                  605            605
      Other                                                   351            351
                                                          -------        -------
           Total long-term debt                               956            956
                                                          -------        -------

DEFERRED CREDITS AND OTHER LIABILITIES
      Deferred income taxes                                   605            601
      Environmental clean-up liabilities                       48             49
      Other                                                   123            121
                                                          -------        -------
           Total deferred credits and other liabilities       776            771
                                                          -------        -------
COMMON STOCKHOLDER'S EQUITY
      Common stock, $1 par value, 1,000 shares authorized,
           issued and outstanding                               -              -
      Paid-in capital                                       1,482          1,482
      Retained earnings                                       771            720
                                                          -------        -------
           Total common stockholder's equity                2,253          2,202
                                                          -------        -------

      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $ 4,380        $ 4,394
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

NOTE 2. RELATED PARTY TRANSACTIONS

Certain balances due to or from related parties included in the Consolidated Balance Sheets at March 31, 2000 and December 31, 1999 are as follows:

--------------------------------------------------------------------------------
 In millions
--------------------------------------------------------------------------------
                                                 March 31,        December 31,
                                                    2000              1999
                                              ----------------------------------
Accounts receivable                                 $  7             $   7
Accounts payable                                      13                 -
Taxes accrued                                         36               113
--------------------------------------------------------------------------------

For the three months ended March 31, 2000 and 1999, interest expense included $13 million and $12 million, respectively, of interest associated with notes payable to parent.

NOTE 3. GAS IMBALANCES

The consolidated balance sheets include in-kind balances as a result of differences in gas volumes received and delivered. At March 31, 2000 and December 31, 1999, other current assets included $24 million and $22 million, respectively, and other current liabilities included $30 million and $15 million, respectively, related to gas imbalances.

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

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2000 was $51 million compared to $52 million for the same period in 1999. Total operating revenues and expenses remained relatively flat when comparing the first three months of 2000 to the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Capital and investment expenditures for the first three months of 2000 and 1999 totaled $24 million and $17 million, respectively. Projected 2000 capital and investment expenditures, including allowance for funds used during construction, are approximately $95 million, with market-expansion expenditures approximating 25% of the capital budget. These projections are subject to periodic review and revision. Actual expenditures incurred may vary from estimates due to various factors, including business expansion opportunities and environmental matters. Expenditures for 2000 are expected to be funded by cash from operations and/or collection of intercompany advances receivable.

CURRENT ISSUES

ENVIRONMENTAL MATTERS. AIR QUALITY CONTROL. In October 1998, the Environmental Protection Agency (EPA) issued a final ruling on regional ozone control that requires revised State Implementation Plans for 22 eastern states and the District of Columbia. This EPA ruling was challenged in court by various states, industry and other interests, including the Company. In March 2000, the court upheld most aspects of the EPA's rule. Petitioners have asked the court to rehear the case and overturn the March decision. In May 1999, the court had ordered that no state need submit a plan "pending further order of the court." That order is still in place, although the EPA had asked the court to lift the order. The EPA has undertaken other ozone-related actions having virtually identical goals to its October 1998 action. These actions have likewise been challenged in court by the same or similar parties. The final resolution of the October 1998 action is expected to resolve these other ozone-related actions as well. Depending on the resolution of these matters, costs to the Company may range up to $10 million for additional capital improvements.

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

For information concerning material litigation and other contingencies, see Note 4 to the Consolidated Financial Statements.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      (27)  Financial Data Schedule (included in electronic filing only)

(b)   Reports on Form 8-K

      The Company filed no reports on Form 8-K during the first quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          TEXAS EASTERN TRANSMISSION CORPORATION



May 12, 2000                              /s/ Dorothy M. Ables
                                          --------------------
                                          Dorothy M. Ables
                                          Senior Vice President, Finance
                                          and Administration and Chief
                                          Financial Officer