Form 10-Q
period 2000-06-30
TEXAS EASTERN TRANSMISSION CORP
filed 2000-08-11
CIK 97432

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


  For Quarter Ended June 30, 2000                Commission File Number 1-4456



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

Number of shares of Common Stock, $1 par value, outstanding at July 31,
2000..................................1,000

================================================================================

                     TEXAS EASTERN TRANSMISSION CORPORATION
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000
                                      INDEX

Item                                                                                                        Page
----                                                                                                        ----

                          PART I. FINANCIAL INFORMATION

1.   Financial Statements....................................................................................1
     Consolidated Statements of Income for the Three and Six Months Ended June 30, 2000 and 1999.............1
     Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999...................2
     Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999...................................3
     Notes to Consolidated Financial Statements..............................................................5
2.   Management's Discussion and Analysis of Results of Operations and Financial Condition...................6

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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                  (In millions)

                                                        Three Months Ended          Six Months Ended
                                                              June 30,                   June 30,
                                                    -----------------------      ---------------------
                                                          2000         1999         2000        1999
                                                      ----------    ---------    ---------   ---------

Operating Revenues
      Transportation of natural gas                     $ 180        $ 188        $ 371        $ 394
      Storage of natural gas                               18           16           37           33
      Other                                                29           13           57           24
                                                    ----------    ---------    ---------   ---------
           Total operating revenues                       227          217          465          451
                                                    ----------    ---------    ---------   ---------

Operating Expenses
      Operation and maintenance                            83           64          180          158
      Depreciation and amortization                        23           22           45           43
      Property and other taxes                             12           11           24           23
                                                    ----------    ---------    ---------   ---------
           Total operating expenses                       118           97          249          224
                                                    ----------    ---------    ---------   ---------

Operating Income                                          109          120          216          227

Other Income and Expenses                                   2            2            3            5
                                                    ----------    ---------    ---------   ---------

Earnings Before Interest and Taxes                        111          122          219          232

Interest Expense                                           27           27           54           53
                                                    ----------    ---------    ---------   ---------

Earnings Before Income Taxes                               84           95          165          179

Income Taxes                                               32           36           62           68
                                                    ----------    ---------    ---------   ---------

Net Income                                               $ 52         $ 59        $ 103        $ 111
                                                    ==========    =========    =========   =========

                 See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)


                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                ----------------------
                                                                                 2000           1999
                                                                                -------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                $ 103          $ 111
      Adjustments to reconcile net income to net cash provided by operating activities:
                Depreciation and amortization                                      47             45
                Deferred income taxes                                              (6)             6
                Transition cost recoveries                                         45             45
                Net change in current assets and liabilities                      (40)            (2)
                Other, net                                                          9            (22)
                                                                                -------       --------
                     Net cash provided by operating activities                    158            183
                                                                                -------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital and investment expenditures                                         (44)           (50)
      Net increase in advances receivable - parent                               (121)          (133)
      Retirements and other                                                         7              -
                                                                                -------       --------
                     Net cash used in investing activities                       (158)          (183)
                                                                                -------       --------

      Net change in cash and cash equivalents                                       -              -

      Cash and cash equivalents at beginning of period                              -              -
                                                                                -------       --------
      Cash and cash equivalents at end of period                                $   -          $   -
                                                                                =======       ========

Supplemental Disclosures
      Cash paid for interest, net of amount capitalized                         $  52          $  50
      Cash paid for income taxes                                                $ 120          $  98

                 See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)



                                                                    June 30,        December 31,
                                                                      2000              1999
                                                                   (Unaudited)
                                                                   -----------      -----------
ASSETS

Current Assets
      Accounts receivable                                           $    89          $    83
      Inventory                                                          25               27
      Current portion of regulatory assets                               36               81
      Other                                                              72               29
                                                                   -----------      -----------
            Total current assets                                        222              220
                                                                   -----------      -----------

Investments and Other Assets
      Advances receivable - parent                                    1,388            1,267
      Goodwill, net                                                     144              146
                                                                   -----------      -----------
            Total investments and other assets                        1,532            1,413
                                                                   -----------      -----------

Property, Plant and Equipment
      Cost                                                            3,711            3,677
      Less accumulated depreciation and amortization                  1,094            1,054
                                                                   -----------      -----------
            Net property, plant and equipment                         2,617            2,623
                                                                   -----------      -----------


Regulatory Assets and Deferred Debits                                   131              138
                                                                   -----------      -----------



      Total Assets                                                  $ 4,502          $ 4,394
                                                                   ===========      ===========


                 See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (In millions, except share amounts)


                                                                              June 30,       December 31,
                                                                                2000             1999
                                                                            (Unaudited)
                                                                            -----------      -----------
LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
      Accounts payable                                                      $    22           $    10
      Taxes accrued                                                             105               157
      Current maturities of long-term debt                                      210               200
      Other                                                                     126                98
                                                                            -----------      -----------
           Total current liabilities                                            463               465
                                                                            -----------      -----------

Long-term Debt
      Notes payable - parent                                                    605               605
      Other                                                                     341               351
                                                                            -----------      -----------
           Total long-term debt                                                 946               956
                                                                            -----------      -----------

Deferred Credits and Other Liabilities
      Deferred income taxes                                                     614               601
      Other                                                                     174               170
                                                                            -----------      -----------
           Total deferred credits and other liabilities                         788               771
                                                                            -----------      -----------

Common Stockholder's Equity
      Common stock, $1 par value, 1,000 shares authorized,
           issued and outstanding                                                 -                 -
      Paid-in capital                                                         1,482             1,482
      Retained earnings                                                         823               720
                                                                            -----------      -----------
           Total common stockholder's equity                                  2,305             2,202
                                                                            -----------      -----------

      Total Liabilities and Stockholder's Equity                            $ 4,502           $ 4,394
                                                                            ===========      ===========


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

Note 2. Related Party Transactions

Certain balances due to or from related parties included in the Consolidated Balance Sheets at June 30, 2000 and December 31, 1999 are as follows:

-------------------------------------------------------------------------
 In millions
-------------------------------------------------------------------------
                                          June 30,        December 31,
                                           2000              1999
                                     ----------------- -----------------
Accounts receivable                         $ 4              $  7
Accounts payable                             14                 -
Taxes accrued                                65               113
------------------------------------ ----------------- ------------------

For the quarters ended June 30, 2000 and 1999, interest expense included $13 million and $12 million, respectively, of interest associated with notes payable to parent. Interest for the six months ended June 30, 2000 and 1999 included $26 million and $23 million, respectively, of interest associated with notes payable to parent.

Note 3. Gas Imbalances

The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered. At June 30, 2000 and December 31, 1999, other current assets included $61 million and $22 million, respectively, and other current liabilities included $55 million and $15 million, respectively, related to gas imbalances.

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

Note 5. New Accounting Standard

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 (SAB 101) which provides the SEC staff's views on revenue recognition policies. The Company has adopted the provisions of SAB 101 as of April 1, 2000. The impact of adopting SAB 101 was not material to the Company's financial position or results of operations.

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

RESULTS OF OPERATIONS

Net income for the six months ended June 30, 2000 was $103 million compared to $111 million for the same period in 1999. The decrease was mainly attributable to 1999 results reflecting a $28 million operating expense benefit related to the completion of certain PCB (polychlorinated biphenyl) soil clean-up programs below estimates. Increased operating revenues due to other service activities partially offset this decrease.

LIQUIDITY AND CAPITAL RESOURCES

Capital and investment expenditures for the first six months of 2000 and 1999 totaled $44 million and $50 million, respectively. Projected 2000 capital and investment expenditures, including allowance for funds used during construction, are approximately $112 million, with market-expansion expenditures approximating 25% of the capital budget. These projections are subject to periodic review and revision. Actual expenditures incurred may vary from estimates due to various factors, including business expansion opportunities and environmental matters. Expenditures for 2000 are expected to be funded by cash from operations and/or collection of intercompany advances receivable.

The Company has $210 million of long-term debt due in 2000. Management believes that it will be able to refinance this debt on favorable terms.

CURRENT ISSUES

Environmental Matters. Air Quality Control. In October 1998, the Environmental Protection Agency (EPA) issued a final ruling on regional ozone control that requires revised State Implementation Plans (SIPs) for 22 eastern states and the District of Columbia. This EPA ruling was challenged in court by various states, industry and other interests, including the Company. In March 2000, the court upheld most aspects of the EPA's rule. Petitioners have asked the court to rehear the case and overturn the March decision, but in June the court declined to rehear the case and lifted its earlier stay of the state's obligation to revise their SIPs. Industry and state petitioners have not decided at this time if they will continue to seek review of the rule. The EPA has undertaken other ozone-related actions having virtually identical goals to its October 1998 action. These actions have likewise been challenged in court by the same or similar parties. The final resolution of the October 1998 action is expected to resolve these other ozone-related actions as well. Depending on the resolution of these matters, costs to the Company may range up to $10 million for additional capital improvements.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings.

For information concerning material litigation and other contingencies, see Note 4 to the Consolidated Financial Statements.


Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

    (27) Financial Data Schedule (included in electronic filing only)

(b) Reports on Form 8-K

    The Company filed no reports on Form 8-K during the second quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           TEXAS EASTERN TRANSMISSION CORPORATION



August 9, 2000             /s/ Dorothy M. Ables
                           --------------------
                           Dorothy M. Ables
                           Senior Vice President, Finance and Administration and
                           Chief Financial Officer