Form 10-Q
period 2000-09-30
TEXAS EASTERN TRANSMISSION CORP
filed 2000-11-13
CIK 97432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For Quarter Ended September 30, 2000             Commission File Number 1-4456


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

Number of shares of Common Stock, $1 par value, outstanding at
    October 31, 2000.......................................................1,000

                     TEXAS EASTERN TRANSMISSION CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                      INDEX

Item                                                                                                        Page
----                                                                                                        ----
                          PART I. FINANCIAL INFORMATION
1.   Financial Statements....................................................................................1
     Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2000 and 1999.......1
     Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999.............2
     Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999..............................3
     Notes to Consolidated Financial Statements..............................................................5
2.   Management's Discussion and Analysis of Results of Operations and Financial Condition...................7

                           PART II. OTHER INFORMATION

1.   Legal Proceedings.......................................................................................8
6.   Exhibits and Reports on Form 8-K........................................................................8

     Signatures..............................................................................................9

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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                  (In millions)

                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                       ---------------       -----------------
                                       2000      1999         2000       1999
                                       ----      ----         ----       ----
Operating Revenues
       Transportation of natural gas   $176      $187         $547       $582
       Storage of natural gas            18        16           55         48
       Other                             24        17           81         41
                                       ----      ----         ----       ----
            Total operating revenues    218       220          683        671
                                       ----      ----         ----       ----

Operating Expenses
       Operation and maintenance         88        96          268        254
       Depreciation and amortization     22        21           67         64
       Property and other taxes          12        11           36         34
                                       ----      ----         ----       ----
            Total operating expenses    122       128          371        352
                                       ----      ----         ----       ----

Operating Income                         96        92          312        319

Other Income and Expenses                 -         3            3          8
                                       ----      ----         ----       ----

Earnings Before Interest and Taxes       96        95          315        327

Interest Expense                         28        26           82         79
                                       ----      ----         ----       ----

Earnings Before Income Taxes             68        69          233        248

Income Taxes                             25        27           87         95
                                       ----      ----         ----       ----

Net Income                             $ 43      $ 42         $146       $153
                                       ====      ====         ====       ====


                 See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                          Nine Months Ended
                                                            September 30,
                                                          -----------------
                                                           2000        1999
                                                          -----       -----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                             $ 146       $ 153
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                         70          67
       Deferred income taxes                                (11)          3
       Transition cost recoveries                            65          65
       Net change in current assets and liabilities          13           4
       Other, net                                           (11)        (21)
                                                          -----       -----
            Net cash provided by operating activities       272         271
                                                          -----       -----
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital and investment expenditures                      (78)        (96)
   Net increase in advances receivable - parent            (203)       (175)
   Retirements and other                                      9         -
                                                          -----       -----
            Net cash used in investing activities          (272)       (271)
                                                          -----       -----
   Net change in cash and cash equivalents                  -           -
   Cash and cash equivalents at beginning of period         -           -
                                                          -----       -----
   Cash and cash equivalents at end of period             $ -         $ -
                                                          =====       =====
Supplemental Disclosures
   Cash paid for interest, net of amount capitalized      $  85       $  75
   Cash paid for income taxes                             $ 122       $ 100


                 See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                    September 30,   December 31,
                                                        2000            1999
                                                     (Unaudited)
                                                    -------------   ------------
ASSETS
Current Assets
       Accounts receivable                             $   85         $   83
       Inventory                                           25             27
       Current portion of regulatory assets                16             81
       Other                                               62             29
                                                       ------         ------
            Total current assets                          188            220
                                                       ------         ------
Investments and Other Assets
       Advances receivable - parent                     1,470          1,267
       Goodwill, net                                      142            146
                                                       ------         ------
            Total investments and other assets          1,612          1,413
                                                       ------         ------
Property, Plant and Equipment
       Cost                                             3,742          3,677
       Less accumulated depreciation and amortization   1,114          1,054
                                                       ------         ------
            Net property, plant and equipment           2,628          2,623
                                                       ------         ------
Regulatory Assets and Deferred Debits                     147            138
                                                       ------         ------

       Total Assets                                    $4,575         $4,394
                                                       ======         ======


                 See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (In millions, except share amounts)


                                                     September 30,  December 31,
                                                         2000          1999
                                                     (Unaudited)
                                                     -------------  ------------
LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
      Accounts payable                                  $    7        $   10
      Taxes accrued                                        140           157
      Current maturities of long-term debt                 310           200
      Other                                                140            98
                                                        ------        ------
           Total current liabilities                       597           465
                                                        ------        ------

Long-term Debt
      Notes payable - parent                               605           605
      Other                                                241           351
                                                        ------        ------
           Total long-term debt                            846           956
                                                        ------        ------

Deferred Credits and Other Liabilities
      Deferred income taxes                                614           601
      Other                                                170           170
                                                        ------        ------
           Total deferred credits and other liabilities    784           771
                                                        ------        ------

Common Stockholder's Equity
      Common stock, $1 par value, 1,000 shares
           authorized, issued and outstanding               -             -
      Paid-in capital                                    1,482         1,482
      Retained earnings                                    866           720
                                                        ------        ------
           Total common stockholder's equity             2,348         2,202
                                                        ------        ------

      Total Liabilities and Stockholder's Equity        $4,575        $4,394
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

Note 2. Related Party Transactions

Certain balances due to or from related parties included in the Consolidated Balance Sheets at September 30, 2000 and December 31, 1999 are as follows:

-------------------------------------------------------------------------------
 In millions
-------------------------------------------------------------------------------
                                                September 30,      December 31,
                                                     2000              1999
                                              -----------------  --------------
Accounts receivable                                $   3             $   7
Taxes accrued                                         94               113
--------------------------------------------- ----------------- ---------------

For the quarters ended September 30, 2000 and 1999, interest expense included $15 million and $12 million, respectively, of interest associated with notes payable to parent. Interest for the nine months ended September 30, 2000 and 1999 included $41 million and $35 million, respectively, of interest associated with notes payable to parent.

Note 3. Gas Imbalances

The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered. At September 30, 2000 and December 31, 1999, other current assets included $53 million and $22 million, respectively, and other current liabilities included $69 million and $15 million, respectively, related to gas imbalances.

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

Note 5. New Accounting Standards

In June 1998, Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The Company is required to adopt this standard by January 1, 2001. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives are reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or a firm commitment, then changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows then changes in the fair value of the derivative instrument will generally be reported in Other Comprehensive Income (OCI). The gains and losses on the derivative instrument that are reported in OCI will be reclassified to earnings in the periods in which earnings are impacted by the hedged item.

The Company manages its exposure to risk from existing contractual commitments through over-the-counter swap agreements, which require the Company to receive or make payments based on the difference between a specified price and the actual price of the underlying commodity. As of September 30, 2000, the Company utilized over-the-counter commodity agreements to hedge market price fluctuations for natural gas and other energy-related products.

The Company has conducted a review of its contracts to identify derivative instruments and document hedging activities. In conducting this review, it was determined that the Company's derivative instruments were cash flow hedges and such hedges were generally highly effective in offsetting or reducing the risks of the underlying hedged items. Based on the overall results of this review, management believes that the adoption of SFAS\ No. 133 will not have a material adverse effect on the Company's consolidated results of operations or financial position.

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 (SAB 101) which provides the SEC staff's views on revenue recognition policies. The Company has adopted early the provisions of SAB 101 as of April 1, 2000. The impact of adopting SAB 101 was not material to the Company's consolidated results of operations or financial position.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Introduction

Texas Eastern Transmission Corporation (TETCO) is a wholly owned subsidiary of PanEnergy Corp, which is an indirect wholly owned subsidiary of Duke Energy Corporation (Duke Energy). TETCO and its subsidiaries (the Company) are primarily engaged in the interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic and New England states. The interstate natural gas transmission and storage operations of the Company are subject to the rules and regulations of the Federal Energy Regulatory Commission
(FERC).

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 2000 decreased $7 million, compared to the same period in 1999. The decrease was mainly attributable to 1999 results reflecting a $28 million operating expense benefit related to the completion of certain PCB (polychlorinated biphenyl) soil clean-up programs below estimates. Increased operating revenues due to other service activities partially offset this decrease.

LIQUIDITY AND CAPITAL RESOURCES

Capital and investment expenditures for the first nine months of 2000 and 1999 totaled $78 million and $96 million, respectively. Projected 2000 capital and investment expenditures, including allowance for funds used during construction, are approximately $110 million, with market-expansion expenditures approximating 25% of the capital budget. These projections are subject to periodic review and revision. Actual expenditures incurred may vary from estimates due to various factors, including business expansion opportunities and environmental matters. Expenditures for 2000 are expected to be funded by cash from operations and/or collection of intercompany advances receivable.

The Company has $310 million of long-term debt due in 2000. The Company plans to initially refinance this obligation with Duke Capital Corporation, a subsidiary of Duke Energy. The Company filed a shelf registration during October 2000 with the Securities and Exchange Commission under which it will be able to issue up to $500 million aggregate principal amount of debt securities in the form of unsecured senior note obligations. Management intends to replace the intercompany note with Duke Capital Corporation with proceeds from these debt securities subject to favorable market conditions.

In 1998, the FERC approved the Company's settlement with customers which included an accelerated recovery from customers of natural gas transition costs. Effective December 1, 2000, subject to FERC approval, the Company's transportation rates will be reduced to reflect the successful recovery of these costs. This rate change is expected to increase the competitiveness of the Company's transportation services. The reduction in cash flows from operations that will result from this rate decrease will not have a material affect on the Company's ability to fund operating and investing activities.

Current Issues

Environmental Matters. Air Quality Control. In October 1998, the Environmental Protection Agency (EPA) issued a final ruling on regional ozone control that requires revised State Implementation Plans (SIPs) for 22 eastern states and the District of Columbia. This EPA ruling was challenged in court by various states, industry and other interests, including the Company. In March 2000, the court upheld most aspects of the EPA's rule. Most of the states subject to the rule submitted their SIP revisions in October 2000. The District of Columbia Circuit Court has extended the deadline for implementation of emission controls required by the SIP revisions to May 1, 2004. The EPA has undertaken other ozone-related actions having virtually identical goals to its October 1998 action. These actions have likewise been challenged in court by the same or similar parties. The final resolution of the October 1998 action is expected to resolve these other ozone-related actions as well. Depending on the resolution of these matters, costs to the Company may range up to $10 million for additional capital improvements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information concerning material litigation and other contingencies, see Note 4 to the Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

      (27)  Financial Data Schedule (included in electronic filing only)

(b)   Reports on Form 8-K

      The Company filed no reports on Form 8-K during the third quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           TEXAS EASTERN TRANSMISSION CORPORATION



November 13, 2000          /s/ Dorothy M. Ables
                           -----------------------------------------------------
                           Dorothy M. Ables
                           Senior Vice President, Finance and Administration and
                           Chief Financial Officer