Form 10-K
period 2000-12-31
TEXAS EASTERN TRANSMISSION CORP
filed 2001-04-02
CIK 97432

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended December 31, 2000 or
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from __________to __________
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

                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format. Items 4, 6, 10, 11, 12 and 13 have been omitted in accordance with Instruction (I)(2)(c) and Item 7 has been reduced in accordance with Instruction (I)(2)(a).

All of the registrant's common shares are indirectly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934, as amended.

Estimated aggregate market value of the voting stock held by nonaffiliates of the registrant at March 15, 2001..................... none
Number of shares of Common Stock, without par value, outstanding at March 15,
2001..................1,000

================================================================================

                    TEXAS EASTERN TRANSMISSION CORPORATION
                FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000
                               TABLE OF CONTENTS

Item                                                                                                             Page
----                                                                                                             ----
                                                     PART I.
 1.  Business......................................................................................................1
         General...................................................................................................1
         Natural Gas Transmission..................................................................................1
         Competition...............................................................................................1
         Regulation................................................................................................2
         Environmental Matters.....................................................................................2
         Other Matters.............................................................................................3
 2.  Properties....................................................................................................3
 3.  Legal Proceedings.............................................................................................3


                                                     PART II.

5.   Market for the Registrant's Common Equity and Related Stockholder Matters.....................................3
7.   Management's Discussion and Analysis of Results of Operations and Financial Condition.........................3
7A.  Quantitative and Qualitative Disclosures About Market Risk....................................................7
8.   Financial Statements and Supplementary Data...................................................................8
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................25


                                                     PART IV.

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................................25
     Signatures...................................................................................................26
     Exhibit Index................................................................................................27

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

                                    PART I.

Item 1. Business.

GENERAL

Texas Eastern Transmission Corporation (TETCO) is an indirect wholly owned subsidiary of Duke Energy Corporation (Duke Energy). TETCO and its subsidiaries (the Company) are primarily engaged in the interstate transportation and storage of natural gas. The interstate natural gas transmission and storage operations of the Company are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

Executive offices of the Company are located at 5400 Westheimer Court, Houston, Texas 77056-5310, and the telephone number is (713) 627-5400.

NATURAL GAS TRANSMISSION

The Company's throughput volumes for the years 2000, 1999 and 1998 were 1,312 trillion British thermal units (TBtu), 1,254 TBtu and 1,148 TBtu, respectively. A majority of the Company's contracted volumes are under long-term firm service agreements with local distribution company (LDC) customers in the pipeline's market area. Firm transportation services are also provided to gas marketers, producers, other pipelines, electric power generators and a variety of end-users. In addition, firm and interruptible transportation services are provided to various customers on a short-term or seasonal basis. The Company's major customers are located in Pennsylvania, New Jersey and New York. Demand for gas transmission on the Company's interstate pipeline system is seasonal, with the highest throughput occurring during the colder periods in the first and fourth quarters.

The Company also provides firm and interruptible open-access storage services. Storage is offered as a stand-alone unbundled service or as part of a no-notice bundled service with transportation. The Company's storage services utilize two joint venture storage facilities in Pennsylvania and one wholly owned and operated storage field in Maryland. The Company's certificated working capacity in these three fields is 75 billion cubic feet (Bcf). The Company also leases storage capacity.

During 2000, 1999 and 1998, total billings for transportation and storage services provided by the Company to Public Service Electric and Gas Company (PSE&G) accounted for approximately 11%, 12% and 14%, respectively, of the Company's consolidated revenues. PSE&G was the only customer of the Company accounting for 10% or more of consolidated revenues in 2000, 1999 and 1998.

COMPETITION

The Company competes with other interstate and intrastate pipeline companies in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service and flexibility and reliability of service.

The Company competes directly with other interstate pipelines serving the Mid-Atlantic and northeastern states.

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

On February 9, 2000, the FERC issued Order 637 which sets forth revisions to its regulations governing short-term natural gas transportation services and policies governing the regulation of interstate natural gas pipelines. See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues-Competition," and Note 3 to the Consolidated Financial Statements, "Regulatory Matters." for further discussion. The FERC also has implemented regulations governing access to regulated natural gas transmission customer data by non-regulated affiliated entities and services provided between regulated and non-regulated affiliated entities. These regulations affect the Company's activities with certain Duke Energy entities.

The Company is subject to the jurisdiction of the Environmental Protection Agency and state environmental agencies. The Company is also subject to the Natural Gas Pipeline Safety Act of 1968, which regulates gas pipeline safety requirements and to the Hazardous Liquid Pipeline Safety Act of 1979, which regulates oil and petroleum pipelines.

ENVIRONMENTAL MATTERS

The Company is subject to federal, state and local regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters. Certain environmental regulations affecting the Company include, but are not limited to:

 .    The Clean Air Act and the 1990 Amendments to the Act, as well as state laws and regulations impacting air emissions that impose responsibilities on owners, operators or both of air emissions sources including obtaining permits and annual compliance and reporting obligations;
 .    The Comprehensive Environmental Response, Compensation and Liability Act,
     which can require any individual or entity which may have owned or operated a disposal site, as well as transporters or generators of hazardous wastes which were sent to such site, to share in remediation costs for the site.

For further discussion of environmental matters involving the Company, including possible liability and capital costs, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues - Environmental Matters" and Note 11 to the Consolidated Financial Statements, "Commitments and Contingencies - Environmental." Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise protecting the environment, is not expected to have a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company.

OTHER MATTERS

Foreign operations and export sales are currently not material to the Company's business as a whole.

At December 31, 2000, the Company had approximately 1,100 employees.

Item 2. Properties.

The Company's gas transmission system extends approximately 1,700 miles from producing fields in the Gulf Coast region of Texas and Louisiana to Ohio, Pennsylvania, New Jersey and New York. It consists of two parallel systems, one consisting of three large-diameter parallel pipelines and the other consisting of from one to three large-diameter pipelines over its length. The Company's system consists of 9,000 miles of pipeline and has 70 compressor stations.

The Company also owns and operates two offshore Louisiana gas supply systems, which extend over 100 miles into the Gulf of Mexico and include 469 miles of its pipeline system.

For information concerning natural gas storage properties, see "Business, Natural Gas Transmission."

Item 3. Legal Proceedings.

See Note 11 to the Consolidated Financial Statements, "Commitments and Contingencies - Litigation" and "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues - Environmental Matters" for a discussion of legal proceedings.

                                   PART II.

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

All of the Company's outstanding common stock, $1.00 par value per share, is indirectly owned by Duke Energy. During 2000, the Company declared and paid an approximately $726 million dividend. No common stock cash dividends were declared in 1999 or 1998.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

Texas Eastern Transmission Corporation (TETCO) is an indirect wholly owned subsidiary of Duke Energy Corporation (Duke Energy). TETCO and its subsidiaries (the Company) are primarily engaged in the interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic and northeastern states. The interstate natural gas transmission and storage operations of the Company are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

The following information is provided to facilitate increased understanding of the 2000 and 1999 consolidated financial statements and accompanying notes of the Company, and should be read in conjunction therewith. Because all of the outstanding common stock of the Company is owned indirectly by Duke Energy, the following discussion has been prepared in accordance with the reduced disclosure format permitted by Form 10-K for certain issuers that are wholly owned subsidiaries of reporting companies under the Securities Exchange Act of 1934 set forth in General Instruction I (1)(a) and (b) for Form 10-K.

Business Strategy. The Company's business strategy is to continue developing expanded services and incremental projects that meet changing customer needs and market growth.

RESULTS OF OPERATIONS

The Company reported consolidated net income of $201 million in 2000 compared to consolidated net income of $198 million in 1999. Operating income was $414 million in 2000 and $410 million in 1999. Earnings before interest and taxes
(EBIT) were $417 million in 2000 compared to $421 in 1999. Operating income and EBIT are not materially different, and are affected by the same fluctuations for the Company.

EBIT is calculated as net income (loss) before extraordinary items, excluding interest expenses and income tax expenses. The Company has included information concerning EBIT because EBIT is a measure that is used by the Company's chief decision maker to assess performance and it is the primary measure for incentive compensation for executives. EBIT should not be considered as an alternative to, or more meaningful than, net income or cash flow as determined in accordance with generally accepted accounting principles as an indicator of the Company's operating performance or liquidity. EBIT is not necessarily comparable to a similarly titled measure of another company.

==============================================================================
Reconciliation of Net Income to EBIT (in millions)
------------------------------------------------------------------------------
                                                    Years Ended December 31,
                                                 -----------------------------
                                                    2000      1999     1998
                                                 -----------------------------
Net Income                                          $201      $198     $181
Plus: Interest                                       100       106      110
      Taxes                                          116       117      107
                                                 -----------------------------
EBIT                                                $417      $421     $398
==============================================================================

EBIT for the Company decreased 1% in 2000 compared to the prior year. This decrease was the result of a $28 million benefit in 1999 related to the completion of certain environmental cleanup programs below estimate. Increased operating revenues due to other service activities partially offset this decrease. The decrease in transportation revenues in 2000 from 1999 was the result of reduced rates that reflect lower recovery requirements for operating costs, primarily system fuel and Order 636 transition costs.

LIQUIDITY AND CAPITAL RESOURCES

Capital and investment expenditures for 2000 and 1999 were $102 million and $131 million, respectively. These expenditures consist primarily of business expansion projects and renewals and betterments which extend the useful life of property, plant and equipment. Projected 2001 capital and investment expenditures, including allowance for funds used during construction, are approximately $140 million, with market expansion approximating 20% of the capital budget. These projections are subject to periodic review and revision. Actual expenditures incurred may vary from estimates due to various factors, including business expansion opportunities and environmental matters. Expenditures for 2001 are expected to be funded by cash from operations and/or collection of intercompany advances receivable.

During 2000, the Company repaid at maturity $200 million of 10.375% notes and issued $300 million of 7.30% notes. Also during 2000, the Company's direct parent repaid approximately $1.3 billion of advances from the Company. The Company then repaid its $605 million note to its direct parent and paid an approximately $726 million dividend.

In 1998, the FERC approved the Company's settlement with customers, which included an accelerated recovery from customers of natural gas transition costs. Effective December 1, 2000, the Company's transportation rates were reduced to reflect the successful recovery of these costs. This rate change is expected to increase the competitiveness of the Company's transportation services. The reduction in cash flows from operations that will result from this rate decrease will not have a material effect on the Company's ability to fund operating and investing activities. For more information concerning the settlement, see Note 3 to the Consolidated Financial Statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Policies

The Company is exposed to market risks associated with interest rates and commodity prices. Comprehensive risk management policies have been established by management to monitor and manage these market risks. Duke Energy's Policy Committee is responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels. The Policy Committee is comprised of senior executives of Duke Energy who receive periodic updates from Duke Energy's Chief Risk Officer (CRO) on market risk positions, corporate exposures, credit exposures and overall results of Duke Energy's risk management activities. The CRO has responsibility for the overall management of interest rate risk, foreign currency risk, credit risk and energy risk, including monitoring of exposure limits.

Interest Rate Risk

The Company may, at times, be exposed to risk resulting from changes in interest rates as a result of its issuance of variable-rate debt. The Company manages its interest rate exposure by limiting its variable-rate exposure to certain percentages of total capitalization, as set by policy, and by monitoring the effects of market changes in interest rates. The Company had no variable-rate debt at December 31, 2000; therefore, the Company's net income would not be affected by changes in interest rates. Based on a sensitivity analysis as of December 31, 1999, it was estimated that if market interest rates average 1% higher (lower) in 2000 than in 1999, the Company's earnings before income taxes would have decreased (increased) by approximately $6 million. This amount was determined by considering the impact of the hypothetical interest rates on the Company's variable-rate debt balances as of December 31, 1999. During 2000, this variable-rate debt was repaid.

Commodity Price Risk

The Company is exposed to the impact of market fluctuations in the price of natural gas and other energy-related products. The Company employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity derivatives, including forward contracts, futures, over-the-counter swap agreements and options. Based on a sensitivity analysis as of December 31, 2000, it was estimated that if market prices of the underlying commodities decreased 10% in 2001, it would not have a material effect on the Company's net income, after considering the effect on the Company's commodity hedge positions. See Notes 2 and 9 to the Consolidated Financial Statements for additional information.

Credit Risk

The Company's principal markets for natural gas transportation and storage services are industrial end-users and utilities located throughout the Mid-Atlantic and northeastern states. The Company has concentrations of receivables from natural gas and electric utilities and their affiliates, as well as industrial customers and gas marketers throughout these regions. These concentrations of customers may affect the Company's overall credit risk in that certain customers may be similarly affected by changes in economic, regulatory or other factors. On all transactions where the Company is exposed to credit risk, the Company analyzes the counterparties' financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis.

CURRENT ISSUES

Competition. Wholesale Competition. On February 9, 2000, the FERC issued Order 637, which sets forth revisions to its regulations governing short-term natural gas transportation services and policies governing the regulation of interstate natural gas pipelines. "Short-term" has been defined as all transactions of less than one year. Among the significant actions taken were the lifting of the price cap for short-term capacity release by pipeline customers for an experimental 2 1/2-year period ending September 1, 2002, and requiring that interstate pipelines file pro forma tariff sheets to (i) provide for nomination equality between capacity release and primary pipeline capacity;
(ii) implement imbalance management services (for which interstate pipelines may charge fees) while at the same time reducing the use of operational flow orders and penalties; and (iii) provide segmentation rights if operationally feasible. Order 637 also narrowed the right of first refusal to remove economic biases perceived in the current rule. Order 637 imposed significant new reporting requirements for interstate pipelines that were implemented by the Company during the third quarter of 2000. Additionally, Order 637 permitted pipelines to propose peak/off-peak rates and term-differentiated rates, and encouraged pipelines to propose experimental capacity auctions. By Order 637-A, issued in February 2000, the FERC generally denied requests for rehearing and several parties, including the Company, have filed appeals in the District of Columbia Court of Appeals seeking court review of various aspects of the Order. During the third quarter of 2000, the Company made the required pro forma tariff sheet filings. These filings are currently subject to review and approval by the FERC. Management does not believe the effects of these matters will have a material effect on the Company's future consolidated results of operations, cash flows or financial position.

Retail Competition. Changes in regulation to allow retail competition could affect the Company's natural gas transportation contracts with local natural gas distribution companies. Natural gas retail deregulation is in the very early stages of development and management cannot estimate the effects of this matter on future consolidated results of operations, cash flows or financial position.

Environmental Matters. The Company is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

PCB (Polychlorinated Biphenyl) Assessment and Cleanup Programs. In June 1999, the Environmental Protection Agency (EPA) certified that the Company had completed cleanup of PCB-contaminated sites under conditions stipulated by a U.S. Consent Decree in 1989. The Company was required to continue groundwater monitoring on a number of sites for two years. This required monitoring was completed as of the end of 2000, pending EPA concurrence. The Company will be evaluating and discussing with the EPA, appropriate state authorities or both the need for additional remediation or monitoring.

Based on the Company's experience to date and costs incurred for cleanup operations, management believes the resolution of matters relating to the environmental issues discussed above will not have a material adverse effect on consolidated results of operations, cash flows or financial position.

Air Quality Control. In October 1998, the EPA issued a final rule on regional ozone control that required 22 eastern states and the District of Columbia to revise their State Implementation Plans to significantly reduce emissions of nitrogen oxide by May 1, 2003. The EPA's rule was challenged in court by various states, industry and other interests, including the Company's parent Duke Energy. In March 2000, the court upheld most aspects of the EPA's rule. The same court subsequently issued a decision that extended the compliance deadline for implementation of emission reductions to May 31, 2004. In January 2000, the EPA finalized another ozone-related rule under Section 126 of the Clean Air Act that has virtually identical emission control requirements as its October 1998 action, but with a May 1, 2003 compliance date. The EPA's 2000 rule has been challenged in court. The court is expected to issue its decision during the spring of 2001. Depending on the resolution of these matters, costs to the Company may range up to $10 million for additional capital improvements.

Global Climate Change. In 1997, the United Nations held negotiations in Kyoto, Japan to determine how to minimize global warming. The resulting Kyoto Protocol prescribed, among other greenhouse gas emission reduction tactics, methane emission reductions from natural gas operations. Several subsequent meetings have been held attempting to resolve operational details to clear the way for multinational ratification and implementation without resolution. If the Kyoto
Protocol were to be adopted in its current form, it could have far-reaching implications for the Company and the entire energy industry. However, the outcome and timing of these implications are highly uncertain, and the Company cannot estimate the effects on future consolidated results of operations, cash flows or financial position. The Company remains engaged with those developing public policy initiatives and continuously assesses the commercial implications for its markets.

Litigation and Contingencies. For information concerning litigation and other commitments and contingencies, see Note 11 to the Consolidated Financial Statements.

New Accounting Standard. In June 1998, Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The Company was required to adopt this standard by January 1, 2001. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives are reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or a firm commitment, then changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows, then changes in the fair value of the derivative instrument will generally be reported in Other Comprehensive Income (OCI). The gains and losses on the derivative instrument that are reported in OCI will be reclassified to earnings in the periods in which earnings are impacted by the hedged item.

The Company has determined the effect of implementing SFAS No. 133. The net-of-tax cumulative-effect adjustment reducing OCI and Common Stockholder's Equity is estimated to be $1.5 million on January 1, 2001. There was no impact on the Company's results of operations from the implementation of SFAS No. 133.

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

Item 8. Financial Statements and Supplementary Data

                    TEXAS EASTERN TRANSMISSION CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (In millions)

                                                 Years Ended December 31,
                                             ---------------------------------
                                                2000        1999        1998
                                             ----------  ----------  ---------
Operating Revenues
    Transportation of natural gas             $    723    $    775    $   771
    Storage of natural gas and other
       services                                    180         127        118
                                             ---------   ---------   --------
       Total operating revenues                    903         902        889
                                             ---------   ---------   --------

Operating Expenses
    Operation and maintenance                      350         361        339
    Depreciation and amortization                   92          86        135
    Property and other taxes                        47          45         29
                                             ---------   ---------   --------
       Total operating expenses                    489         492        503
                                             ---------   ---------   --------

Operating Income                                   414         410        386

Other Income and Expenses                            3          11         12

Interest Expense                                   100         106        110
                                             ---------   ---------   --------

Earnings Before Income Taxes                       317         315        288

Income Taxes                                       116         117        107
                                             ---------   ---------   --------

Net Income                                    $    201    $    198    $   181
                                             =========   =========   ========


                See Notes to Consolidated Financial Statements.

                     TEXAS EASTERN TRANSMISSION CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                                               Years Ended December 31,
                                                                                      ----------------------------------------------
                                                                                          2000               1999               1998
                                                                                      ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                        $      201       $      198       $      181
     Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                                       96               90              140
           Deferred income taxes                                                              (12)               4               12
           Transition cost recoveries (payments)                                               82               96              (30)
           (Increase) decrease in
              Receivables                                                                      (2)               9              (11)
              Inventory                                                                         1              (15)               2
              Other current assets                                                            (12)              (3)              (2)
           Increase (decrease) in
              Accounts payable                                                                  3               (1)             (28)
              Taxes accrued                                                                    11               26               28
              Other current liabilities                                                        17              (15)             (27)
           Other assets                                                                        10               11               --
           Other liabilities                                                                   (4)             (21)              --
                                                                                      ------------     ------------     ------------
              Net cash provided by operating activities                                       391              379              265
                                                                                      ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                                    (102)            (131)            (128)
     Net (increase) decrease in advances receivable - parent                                  935             (200)            (138)
     Retirements                                                                                7                1                1
                                                                                      ------------     ------------     ------------
              Net cash provided by (used in) investing activities                             840             (330)            (265)
                                                                                      ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from the issuance of long-term debt                                             300               --               --
     Payments for the redemption of long-term debt                                           (200)             (49)              --
     Repayment of notes payable to parent                                                    (605)              --               --
     Dividends paid                                                                          (726)              --               --
                                                                                      ------------     ------------     ------------
              Net cash used in financing activities                                        (1,231)             (49)              --
                                                                                      ------------     ------------     ------------
     Net change in cash and cash equivalents                                                   --               --               --

     Cash and cash equivalents at beginning of year                                            --               --               --
                                                                                      ------------     ------------     ------------
     Cash and cash equivalents at end of year                                          $       --       $       --       $       --
                                                                                      ============     ============     ============
Supplemental Disclosures
     Cash paid for interest, net of amount capitalized                                 $      138       $      102       $      105
     Cash paid for income taxes                                                        $      123       $      103       $       77
     Non-cash investing and financing transactions:
        In 1999, the Company received a transfer from its direct parent of approximately $70 million of property, plant & equipment and a related
        $7 million deferred tax liability, of which $45 million was treated as a reduction to advances receivable - parent and $18 million was treated as a capital contribution from parent.







                See Notes to Consolidated Financial Statements.

                    TEXAS EASTERN TRANSMISSION CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)

                                                                                                December 31,
                                                                                        ----------------------------
                                                                                            2000             1999
                                                                                        -------------    -----------
ASSETS

Current Assets
   Accounts receivable                                                                  $       85       $        83
   Inventory                                                                                    26                27
   Current portion of natural gas transition costs                                              --                81
   Other                                                                                       127                29
                                                                                        ----------       -----------
       Total current assets                                                                    238               220
                                                                                        ----------       -----------
Investments and Other Assets
   Advances receivable - parent                                                                332             1,267
   Goodwill, net                                                                               141               146
                                                                                        ----------       -----------
       Total investments and other assets                                                      473             1,413
                                                                                        ----------       -----------
Property, Plant and Equipment
   Cost                                                                                      3,767             3,677
   Less accumulated depreciation and amortization                                            1,135             1,054
                                                                                        ----------       -----------
       Net property, plant and equipment                                                     2,632             2,623
                                                                                        ----------       -----------
Regulatory Assets and Deferred Debits                                                          182               138
                                                                                        ----------       -----------




   Total Assets                                                                         $    3,525       $     4,394
                                                                                        ==========       ===========



                See Notes to Consolidated Financial Statements.

                    TEXAS EASTERN TRANSMISSION CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (In millions, except share amounts)

                                                                                             December 31,
                                                                                        ----------------------
                                                                                         2000            1999
                                                                                        ---------     --------
LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
    Accounts payable                                                                    $   13        $      10
    Taxes accrued                                                                          168              157
    Current maturities of long-term debt                                                   116              200
    Other                                                                                  231               98
                                                                                        ------        ---------
        Total current liabilities                                                          528              465
                                                                                        ------        ---------
Long-term Debt
    Notes payable - parent                                                                  --              605
    Other                                                                                  535              351
                                                                                        ------        ---------
        Total long-term debt                                                               535              956
                                                                                        ------        ---------
Deferred Credits and Other Liabilities
    Deferred income taxes                                                                  626              601
    Other                                                                                  156              170
                                                                                        ------        ---------
        Total deferred credits and other liabilities                                       782              771
                                                                                        ------        ---------
Common Stockholder's Equity
    Common stock, $1 par value, 1,000 shares authorized,
        issued and outstanding                                                              --               --
    Paid-in capital                                                                      1,485            1,482
    Retained earnings                                                                      195              720
                                                                                        ------        ---------
        Total common stockholder's equity                                                1,680            2,202
                                                                                        ------        ---------

    Total Liabilities and Stockholder's Equity                                          $3,525        $   4,394
                                                                                        ======        =========

                See Notes to Consolidated Financial Statements.

                    TEXAS EASTERN TRANSMISSION CORPORATION
            CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                 (In millions)

                                                    Common           Paid-in            Retained
                                                    Stock            Capital            Earnings             Total
--------------------------------------------------------------------------------------------------------------------
Balance December 31, 1997                          $    -            $ 1,464            $    344             $ 1,808
--------------------------------------------------------------------------------------------------------------------

     Net income                                                                              181                 181
     Dividends paid                                                                           (3)                 (3)

--------------------------------------------------------------------------------------------------------------------
Balance December 31, 1998                          $    -            $ 1,464            $    522             $ 1,986
--------------------------------------------------------------------------------------------------------------------

     Net income                                                                              198                 198
     Capital contribution from parent                                     18                                      18

--------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999                          $    -            $ 1,482            $    720             $ 2,202
--------------------------------------------------------------------------------------------------------------------

     Net income                                                                              201                 201
     Dividends paid                                                                         (726)               (726)
     Other                                                                 3                                       3

--------------------------------------------------------------------------------------------------------------------
Balance December 31, 2000                          $    -            $ 1,485            $    195             $ 1,680
--------------------------------------------------------------------------------------------------------------------

                See Notes to Consolidated Financial Statements.

                  Notes to Consolidated Financial Statements
             For The Years Ended December 31, 2000, 1999 and 1998


Note 1. Nature of Operations

Texas Eastern Transmission Corporation (TETCO) is an indirect wholly owned subsidiary of Duke Energy Corporation (Duke Energy). TETCO and its subsidiaries (the Company) are primarily engaged in the interstate transportation and storage of natural gas. The interstate natural gas transmission and storage operations of the Company are subject to the rules and regulations of the Federal
Energy Regulatory Commission (FERC).

Note 2. Summary of Significant Accounting Policies

Consolidation. The Consolidated Financial Statements include the accounts of all of the Company's majority-owned subsidiaries after the elimination of significant intercompany transactions and balances.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's best available knowledge of current and expected future events, actual results could differ from those estimates.

Inventory. Inventory consists primarily of materials and supplies and natural gas held for storage and is recorded at the lower of cost or market, primarily using the average cost method.

Gas Imbalances. Gas imbalances occur as a result of differences in volumes of gas received and delivered. Gas imbalance receivables are valued at lower of cost or market while gas imbalance payables are valued at market. See Note 5 to the Consolidated Financial Statements for additional information.

Goodwill. Goodwill represents the excess of acquisition costs over the fair value of the net assets of an acquired business. The amount of goodwill related to the purchase of Texas Eastern Corporation and its subsidiaries in 1989 is amortized on a straight-line basis over 40 years. Accumulated amortization of goodwill at December 31, 2000 and 1999 was $104 million and $99 million, respectively.

Property, Plant and Equipment. Property, plant and equipment are stated at cost. The Company capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of money. The cost of renewals and betterments that extend the useful life of property, plant and equipment is also capitalized. The cost of repairs and replacements is charged to expense as incurred. Depreciation is generally computed using the straight-line method. The composite weighted-average depreciation rates were 2.3%, 2.3% and 3.8% for 2000, 1999 and 1998, respectively. In 1998, the Company reviewed the condition of its natural gas pipeline facilities and maintenance practices and concluded that an extension of the useful lives of certain facilities, primarily interstate natural gas pipelines, was appropriate. The reduction in the 1999 weighted average depreciation rates was the result of extending the lives of these assets.

When certain of the Company's property, plant and equipment, that are regulated by the FERC, are retired, the original cost plus the cost of retirement, less salvage, is charged to accumulated depreciation and amortization. When entire regulated operating units are sold or non-regulated properties are retired or sold, the property and related accumulated depreciation and amortization accounts are reduced, and any gain or loss is recorded in income, unless otherwise required by the FERC.

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

Unamortized Debt Premium, Discount and Expense. Premiums, discounts and expenses incurred in connection with the issuance of currently outstanding long-term debt are amortized over the terms of the respective issues. Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations used to finance regulated assets and operations are amortized consistent with regulatory treatment of those items.

Environmental Expenditures. Environmental expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Environmental expenditures relating to current or future revenues are expensed or capitalized as appropriate. Liabilities are recorded when environmental assessments and/or cleanups are probable and the costs can be reasonably estimated.

Cost-Based Regulation. Certain of the Company's FERC regulated operations are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets and liabilities that result from the regulated ratemaking process are recorded that would not be recorded under generally accepted accounting principles for non-regulated entities. The applicability of SFAS No. 71 is routinely evaluated, and factors such as regulatory changes and the impact of competition are considered. Discontinuing cost-based regulation or increasing competition might require companies to reduce their asset balances to reflect a market basis less than cost and to write off their associated regulatory assets. Management cannot predict the potential impact, if any, of discontinuing cost-based regulation or increasing competition on future consolidated results of operations, cash flows or financial position.

Revenues. Revenues on transportation and storage of natural gas are recognized as service is provided. When rate cases are pending final approval, a portion of the revenues is subject to possible refund. Reserves are established where required for such cases; however, there were no outstanding rate cases and no reserves were recorded as of December 31, 2000 or 1999.

Total billings for transportation and storage services provided by the Company to Public Service Electric and Gas Company accounted for approximately 11% of consolidated revenues for 2000, 12% for 1999, and 14% for 1998. No other customer accounted for 10% or more of consolidated revenues in 2000, 1999 or 1998.

During 2000, the Company adopted provisions of Staff Accounting Bulletin (SAB) 101 issued by the Securities and Exchange Commission. The impact of adopting SAB 101 was not material to the Company.

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

New Accounting Standard. In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. The Company was required to adopt this standard by January 1, 2001. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives are reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or a firm commitment, then changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows, then changes in the fair value of the derivative instrument will generally be reported in Other Comprehensive Income (OCI). The gains and losses on the derivative instrument that are reported in OCI will be reclassified to earnings in the periods in which earnings are impacted by the hedged item.

The Company has determined the effect of implementing SFAS No. 133. The net-of-tax cumulative-effect adjustment reducing OCI and Common Stockholder's Equity is estimated to be $1.5 million on January 1, 2001. There was no impact on the Company's results of operations from the implementation of SFAS No. 133.

Reclassifications. Certain prior period amounts have been reclassified in the Consolidated Financial Statements to conform to the current presentation.

Note 3. Regulatory Matters

On February 9, 2000, the FERC issued Order 637, which sets forth revisions to its regulations governing short-term natural gas transportation services and policies governing the regulation of interstate natural gas pipelines. "Short-term" has been defined as all transactions of less than one year. Among the significant actions taken were the lifting of the price cap for short-term capacity release by pipeline customers for an experimental 2 1/2-year period ending September 1, 2002, and requiring that interstate pipelines file pro forma tariff sheets to (i) provide for nomination equality between capacity release and primary pipeline capacity; (ii) implement imbalance management services (for which interstate pipelines may charge fees) while at the same time reducing the use of operational flow orders and penalties; and (iii) provide segmentation rights if operationally feasible. Order 637 also narrowed the right of first refusal to remove economic biases perceived in the current rule. Order 637 imposed significant new reporting requirements for interstate pipelines that were implemented by the Company during the third quarter of 2000. Additionally, Order 637 permitted pipelines to propose peak/off-peak rates and term-differentiated rates, and encouraged pipelines to propose experimental capacity auctions. By Order 637-A, issued in February 2000, the FERC generally denied requests for rehearing and several parties, including the Company, have filed appeals in the District of Columbia Court of Appeals seeking court review of various aspects of the Order. During the third quarter of 2000, the Company made the required pro forma tariff sheet filings. These filings are currently subject to review and approval by the FERC.

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

In addition, the FERC approved a settlement filed by the Company in 1998, which accelerated recovery from customers of transition costs. Effective December 1, 2000, the Company's transportation rates were reduced to reflect the successful recovery of these costs. This rate change is expected to increase the competitiveness of the Company's transportation services. The reduction in cash flows from operations that will result from this rate decrease will not have a material effect on the Company's ability to fund operating and investing activities.

Management does not believe the effects of these matters will have a material effect on the Company's future consolidated results of operations, cash flows or financial position.

Note 4. Related Party Transactions

----------------------------------------------------------------------------------------
Income Statement Transactions (in millions)
----------------------------------------------------------------------------------------
                                                        Years Ended December 31,
                                              ------------------------------------------
                                                        2000          1999          1998
                                              ------------------------------------------
Transportation of natural gas                          $  32         $  42         $  34
Storage of natural gas and other services                 93            21            37
Operation and maintenance/a/                              87            80           124
Interest expense                                          46            48            51
----------------------------------------------------------------------------------------

/a/  Includes allocated retirement plan costs

----------------------------------------------------------------------
Balance Sheet Transactions (in millions)
----------------------------------------------------------------------
                                                   December 31,
                                          ----------------------------
                                                    2000          1999
                                          ----------------------------
Receivables                                        $   6         $   7
Taxes accrued                                        128           113
----------------------------------------------------------------------

Advances receivable-parent do not bear interest. Advances are carried as open accounts and are not segregated between current and non-current amounts. Increases and decreases in advances result from the movement of funds to provide for operations, capital expenditures and debt payments of the Company. On October 31, 2000, the Company's direct parent repaid the cumulative advance receivable balance as of that date of approximately $1,330 million. The Company then repaid its outstanding note payable to the direct parent of $605 million and declared and paid a dividend of approximately $726 million.

Note 5. Gas Imbalances

The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered. At December 31, 2000 and 1999, Other Current Assets include $101 million and $22 million, respectively, and Other Current Liabilities include $178 million and $15 million, related to gas imbalances. Natural gas volumes owed to (from) the Company are valued at current natural gas market prices. The increased balances comparing 2000 and 1999 are primarily the result of significantly increased market prices for natural gas.

Note 6. Regulatory Assets and Liabilities


=========================================================================================
Regulatory Assets (in millions)
-----------------------------------------------------------------------------------------
                                                                       December 31,
                                                   --------------------------------------
                                                                 2000                1999
                                                   --------------------------------------
Environmental clean-up costs                                   $   27              $   31
Deferred tax assets                                                16                  12
Natural gas transition costs                                        -                  85
Loss on reacquired debt                                            31                  35
=========================================================================================

Regulatory assets and liabilities are classified in the Consolidated Balance Sheets as Regulatory Assets and Deferred Debits, and Deferred Credits and Other Liabilities, respectively. The Company also had approximately $2 million of regulatory liabilities as of December 31, 2000 and 1999 related to deferred gains on property sales.

Note 7. Income Taxes

----------------------------------------------------------------------------------------------
Income Tax Expense (in millions)
----------------------------------------------------------------------------------------------
                                                             Years Ended December 31,
                                                   -------------------------------------------
                                                             2000           1999          1998
                                                   -------------------------------------------
Current income taxes
  Federal                                                   $ 120          $ 103         $  85
  State                                                         8             10            10
                                                   -------------------------------------------
    Total current income taxes                                128            113            95
                                                   -------------------------------------------
Deferred income taxes, net
  Federal                                                     (11)             4            12
  State                                                        (1)             -             -
                                                   -------------------------------------------
    Total deferred income taxes, net                          (12)             4            12
                                                   -------------------------------------------
Total income tax expense                                    $ 116          $ 117         $ 107
----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
Income Tax Expense Reconciliation to Statutory Rate (in millions)
-----------------------------------------------------------------------------------------------
                                                              Years Ended December 31,
                                                   --------------------------------------------
                                                             2000           1999           1998
                                                   --------------------------------------------
Income tax, computed at the statutory rate                  $ 111          $ 110          $ 101
Adjustments resulting from:
  State income tax, net of federal income tax
   effect                                                       5              7              6
                                                   --------------------------------------------
Total income tax expense                                    $ 116          $ 117          $ 107
-----------------------------------------------------------------------------------------------
Effective tax rate                                           36.6%          37.1%          37.2%
-----------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Net Deferred Income Tax Liability Components (in millions)
--------------------------------------------------------------------------------
                                                             December 31,
                                                   -----------------------------
                                                             2000           1999
                                                   -----------------------------
Deferred credits and other liabilities                      $  67          $  34
Natural gas transition liabilities                              -              1
Environmental cleanup liabilities                              18             19
Other                                                           -              5
                                                   -----------------------------
       Total deferred income tax assets                        85             59
                                                   -----------------------------
Property, plant and equipment                                (633)          (550)
Regulatory assets and deferred debits                         (32)           (38)
Natural gas transition costs                                    -            (30)
Environmental cleanup costs                                   (10)           (11)
                                                   -----------------------------
      Total deferred income tax liabilities                  (675)          (629)
                                                   -----------------------------
State deferred income tax, net of federal tax
 effect                                                       (24)           (56)
                                                   -----------------------------
Net deferred income tax liability                            (614)          (626)
Portion classified as current asset (liability)                12            (25)
                                                   -----------------------------
Noncurrent liability                                        $(626)         $(601)
--------------------------------------------------------------------------------

Note 8. Property, Plant and Equipment

===============================================================================
 Net Property, Plant and Equipment (in millions)
-------------------------------------------------------------------------------

                                                            December 31,
                                                   ----------------------------
                                                         2000          1999
                                                   ----------------------------
 Transmission                                          $ 2,438        $ 2,311
 Other                                                   1,329          1,366
                                                   ----------------------------
    Total property, plant, and equipment                 3,767          3,677
 Less accumulated depreciation and amortization          1,135          1,054
                                                   ----------------------------
    Net property, plant and equipment                  $ 2,632        $ 2,623
===============================================================================

Note 9. Financial Instruments and Risk Management

The Company's financial instruments include $651 million and $551 million of long-term debt with an approximate fair value of $711 million and $570 million
as of December 31, 2000 and 1999, respectively.   The estimated fair value
amounts of long-term debt were obtained from independent parties.

The fair values of Notes Payable - Parent are not materially different from their carrying amounts because the stated rates approximate market rates. The fair values of Advances Receivable - Parent are not readily determinable since such amounts are carried as open accounts. See Note 4 to the Consolidated Financial Statements.

At December 31, 2000, the Company held or issued several commodity derivatives, primarily in the form of swaps, that reduce exposure to market price fluctuations for natural gas and other energy-related products. At December 31, 2000, these commodity derivatives extended for periods up to three years. The gains, losses and costs related to non-trading commodity derivatives that qualify as a hedge are not recognized until the underlying physical transaction closes. At December 31, 2000 and December 31, 1999, the non-trading commodity derivatives held were not material.

Note 10. Long-term Debt

=====================================================================================================================
 Long-term Debt (in millions)
---------------------------------------------------------------------------------------------------------------------
                                                                                               December 31,
                                                                                   ----------------------------------
                                                                      Year Due               2000            1999
                                                                  ---------------------------------------------------
  Notes Payable
   7.30% - 10.375%                                                  2001 - 2010             $ 600           $  500
  Medium term, Series A, 7.640% - 9.070%                            2001 - 2012                51               51
  Notes Payable - Parent                                                                        -              605
                                                                                   ----------------------------------
    Total long-term debt                                                                      651            1,156
  Current maturities of long-term debt                                                       (116)            (200)
                                                                                   ----------------------------------
    Total long-term portion                                                                 $ 535           $  956
=====================================================================================================================


===========================================================================
 Annual Maturities (in millions)
---------------------------------------------------------------------------
 2001                                                                 $ 116
 2002                                                                   100
 2003                                                                     -
 2004                                                                   115
 2005                                                                     -
 Thereafter                                                             320
                                                        -------------------
 Total long-term debt                                                 $ 651
===========================================================================

Note 11. Commitments and Contingencies

Environmental. The Company is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

PCB (Polychlorinated Biphenyl) Assessment and Cleanup Programs. In June 1999, the Environmental Protection Agency (EPA) certified that the Company had completed cleanup of PCB-contaminated sites under conditions stipulated by a U.S. Consent Decree in 1989. The Company was required to continue groundwater monitoring on a number of sites for two years. This required monitoring was completed as of the end of 2000, pending EPA concurrence. The Company will be evaluating and discussing with the EPA, appropriate state authorities or both the need for additional remediation or monitoring.

Based on the Company's experience to date and costs incurred for cleanup operations, management believes the resolution of matters relating to the environmental issues discussed above will not have a material adverse effect on consolidated results of operations, cash flows or financial position.

Air Quality Control. In October 1998, the EPA issued a final rule on regional ozone control that required 22 eastern states and the District of Columbia to revise their State Implementation Plans to significantly reduce emissions of nitrogen oxide by May 1, 2003. The EPA's rule was challenged in court by various states, industry and other interests, including the Company's parent Duke Energy. In March 2000, the court upheld most aspects of the EPA's rule. The same court subsequently issued a decision that extended the compliance deadline for implementation of emission reductions to May 31, 2004. In January 2000, the EPA finalized another ozone-related rule under Section 126 of the Clean Air Act that has virtually identical emission control requirements as its October 1998 action, but with a May 1, 2003 compliance date. The EPA's 2000 rule has been challenged in court. The court is expected to issue its decision during the spring of 2001. Depending on the resolution of these matters, costs to the Company may range up to $10 million for additional capital improvements.

Litigation. The Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding performance, contracts and other matters arising in the ordinary course of business. Where appropriate, the Company has made accruals in accordance with SFAS No. 5, "Accounting for Contingencies," to provide for such matters. Management believes that the final disposition of these proceedings will not have a material adverse effect on consolidated results of operations, cash flows or financial position.

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

Management believes that these commitments and contingencies will not have a material adverse effect on consolidated results of operations, cash flows or financial position.

Leases. The Company utilizes assets under operating leases in several areas of operations. Consolidated rental expense amounted to $7 million, $6 million and $7 million in 2000, 1999 and 1998, respectively.
Future minimum rental payments under the Company's various operating leases for the years 2001 through 2005 are $6 million, $4 million, $2 million, $2 million and $1 million, respectively.

Note 12. Employee Benefit Plans

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

Prior to January 1, 1999, the Company participated in PanEnergy Corp's (PanEnergy) non-contributory defined benefit retirement plan covering most employees with a minimum of one year vesting service. Through December 31, 1998, the plan provided retirement benefits for eligible employees of the Company that were generally based on an employee's years of benefit accrual service and highest average eligible earnings. Effective January 1, 1999, the benefit formula under the PanEnergy plan, for all eligible employees, was changed to a cash balance formula. The PanEnergy plan was merged into the Duke Energy plan in 1999.

Duke Energy's policy is to fund amounts, as necessary, on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. With respect to the entire plan, the fair value of the plan assets of $3,038 million and $3,121 million at December 31, 2000 and 1999, respectively, exceeded the projected benefit obligations of $2,586 million and $2,446 million, as of December 31, 2000 and 1999, respectively.

==================================================================================================
Assumptions Used in Duke Energy's Pension and Other Postretirement Benefits Accounting/ a/
--------------------------------------------------------------------------------------------------
(Percent)                                                   2000             1999             1998
--------------------------------------------------------------------------------------------------
Discount rate                                               7.50             7.50             6.75
Salary increase                                             4.53             4.50             4.67
Expected long-term rate of return on plan assets            9.25             9.25             9.25
==================================================================================================

/a //Reflects weighted averages across all plans./

The Company's net periodic pension benefit, as allocated by Duke Energy, was $7 million, $6 million and $4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Duke Energy also sponsors, and the Company participates in, an employee savings plan that covers substantially all employees. The Company expensed plan contributions of $4 million each year in 2000, 1999 and 1998.

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

The Company accrues such benefit costs over the active service period of employees to the date of full eligibility for the benefits. The net unrecognized transition obligation, resulting from the implementation of accrual accounting, is being amortized over approximately 20 years. With respect to the entire plan, the fair value of the plan assets was $325 million and $327 million at December 31, 2000 and 1999, respectively, and the accumulated postretirement benefit obligation was $614 million and $562 million at December 31, 2000 and 1999, respectively.

The Company's net periodic postretirement benefit cost, as allocated by Duke Energy, was $6 million, $6 million and $7 million in 2000, 1999 and 1998, respectively.

For measurement purposes, a 6% average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000 and beyond. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

==========================================================================================================
Sensitivity to Changes in Assumed Health Care Cost Trend Rates (in millions)
----------------------------------------------------------------------------------------------------------
                                                             1-Percentage-             1-Percentage-
                                                            Point Increase             Point Decrease
----------------------------------------------------------------------------------------------------------
Effect on total service and interest costs                      $ -                        $  -
Effect on postretirement benefit obligation                       3                          (3)
----------------------------------------------------------------------------------------------------------

Note 13. Quarterly Financial Data (Unaudited)

==========================================================================================================
                                          First         Second         Third         Fourth
 (In millions)                           Quarter        Quarter       Quarter        Quarter        Total
----------------------------------------------------------------------------------------------------------
2000
Operating revenues                       $ 238          $ 227         $ 218          $ 220          $ 903
Operating income                           107            109            96            102            414
Net income                                  51             52            43             55            201

1999
Operating revenues                       $ 234          $ 217         $ 220          $ 231          $ 902
Operating income                           107            120/a/         92             91            410
Net income                                  52             59/a/         42             45            198
==========================================================================================================

/a/ Includes the effect of completing certain environmental cleanup programs below cost estimates.

Independent Auditors' Report

Texas Eastern Transmission Corporation:

We have audited the accompanying consolidated balance sheets of Texas Eastern Transmission Corporation and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, cash flows and common stockholder's equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP
Charlotte, North Carolina
January 18, 2001

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


/s/ Alan N. Harris
Alan N. Harris
Vice President, Treasurer, Controller and Assistant Secretary

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                   PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Consolidated Financial Statements and Supplemental Financial Data included in Part II of this annual report are as follows:

         Consolidated Financial Statements

             Consolidated Statements of Income for the Years Ended December 31,
                2000, 1999 and 1998

             Consolidated Statements of Cash Flows for the Years Ended December
                31, 2000, 1999 and 1998

             Consolidated Balance Sheets as of December 31, 2000 and 1999

             Consolidated Statements of Common Stockholder's Equity for the
                Years Ended December 31, 2000, 1999 and 1998

             Notes to Consolidated Financial Statements

             Independent Auditors' Report

         Quarterly Financial Data (unaudited) (included in Note 13 to the
             Consolidated Financial Statements)

         All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K

     A Current Report on Form 8-K filed on November 21, 2000 contained disclosures under Item 5, Other Events.

(c)  Exhibits - See Exhibit Index immediately following the signature page.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: March 30, 2001              TEXAS EASTERN TRANSMISSION CORPORATION
                                  (Registrant)


                                  By   /s/ Robert B. Evans
                                       -----------------------------
                                       Robert B. Evans
                                       Chairman of the Board and President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

  (i)   Principal executive officer:

        By:  /s/ Robert B. Evans
             -----------------------------
             Robert B. Evans
             Chairman of the Board and President

  (ii)  Principal financial officer:

        By:  /s/ Dorothy M. Ables
             -----------------------------
             Dorothy M. Ables
             Senior Vice President, Finance and Administration and Chief Financial Officer

  (iii) Principal accounting officer:

        By:  /s/ Alan N. Harris
             ----------------------------
            Alan N. Harris
            Vice President, Treasurer, Controller and Assistant Secretary

  (iv)  A majority of the Directors:

        By:  /s/ Dorothy M. Ables
             -----------------------------
             Dorothy M. Ables

        By:  /s/ Robert B. Evans
             -----------------------------
             Robert B. Evans

        By:  /s/ Theopolis Holeman
             -----------------------------
             Theopolis Holeman

Date:  March 30, 2001

EXHIBIT INDEX

Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated.


----------------------------------------------------------------------------------------------------------------
Exhibit Number     Description                                Originally Filed as Exhibit          Exhibit
                                                                                                   Number
3.01               Restated Certificate of Incorporation of   3.1 to Form 10-Q of TETCO for        1-4456
                   Texas Eastern Transmission                 quarter ended September 30,
                   Corporation dated October 25, 1993         1993
3.02               By-Laws of Texas Eastern                   3.2 to Form 10-Q of TETCO for        1-4456
                   Transmission Corporation as adopted        quarter ended September 30,
                   on August 17, 1993                         1993
 *4                Indenture, dated as of December 1,
                   2000, between Texas Eastern
                   Transmission Corporation and Chase
                   Manhattan Bank, as trustee.
 *12               Computation of Ratio of Earnings to
                   Fixed Charges
 *23               Independent Auditors' Consent
----------------------------------------------------------------------------------------------------------------