Form 10-Q
period 2001-03-31
TEXAS EASTERN TRANSMISSION LP
filed 2001-05-15
CIK 97432

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


For Quarter Ended March 31, 2001                  Commission File Number 1-4456



                         TEXAS EASTERN TRANSMISSION, LP
             (Exact name of Registrant as Specified in its Charter)


                  Delaware                                76-0677232
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

All of the Registrant's limited partnership interests and all of the limited liability company interests of its general partner are indirectly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934.
================================================================================

                          TEXAS EASTERN TRANSMISSION, LP
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
                                      INDEX


Item                                                                                                        Page
----                                                                                                        ----
                          PART I. FINANCIAL INFORMATION

1.   Financial Statements....................................................................................1
     Consolidated Statements of Income for the Three Months Ended March 31, 2001 and 2000....................1
     Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000................2
     Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000..................................3
     Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2001 and 2000......5
     Notes to Consolidated Financial Statements..............................................................6
2.   Management's Discussion and Analysis of Results of Operations and Financial Condition...................8

                           PART II. OTHER INFORMATION

1.   Legal Proceedings......................................................................................10
6.   Exhibits and Reports on Form 8-K.......................................................................10

     Signature..............................................................................................11




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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                         TEXAS EASTERN TRANSMISSION, LP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                  (In millions)

                                                          Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2001           2000
                                                     ----------      ----------
Operating Revenues
       Transportation of natural gas                  $ 155               $191
       Storage of natural gas and other services         53                 44
                                                     ----------      ----------
            Total operating revenues                    208                235
                                                     ----------      ----------
Operating Expenses
       Operation and maintenance                         57                 97
       Depreciation and amortization                     23                 22
       Property and other taxes                          12                 12
                                                     ----------      ----------
            Total operating expenses                     92                131
                                                     ----------      ----------
Operating Income                                        116                104
Other Income and Expenses                                 -                  4
Interest Expense                                         15                 27
                                                     ----------      ----------
Earnings Before Income Taxes                            101                 81
Income Taxes                                             36                 30
                                                     ----------      ----------
Net Income                                             $ 65               $ 51
                                                     ==========      ==========


                See Notes to Consolidated Financial Statements.

                         TEXAS EASTERN TRANSMISSION, LP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                                    Three Months Ended
                                                                          March 31,
                                                                    ----------------------
                                                                      2001        2000
                                                                    ---------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                          $ 65       $ 51
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                      24         23
     Net mark-to-market gain                                            (8)         -
     Deferred income taxes                                              10         (6)
     Transition cost recoveries                                          -         24
     (Increase) decrease in
          Receivables                                                    9          2
          Other current assets                                         (10)        (4)
     Increase (decrease) in
          Accounts payable                                               1          8
          Taxes accrued                                                 19        (80)
          Other current liabilities                                     18         10
     Other, assets                                                     (22)        (7)
     Other, liabilities                                                  8          3
                                                                    ---------   -----------
          Net cash provided by operating activities                    114         24
                                                                    ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                 (32)       (24)
  Net increase in advances receivable - parent                         (80)        (8)
  Retirements                                                           (2)         8
                                                                    ---------   -----------
          Net cash used in investing activities                       (114)       (24)
                                                                    ---------   -----------
  Net change in cash and cash equivalents                                -          -

  Cash and cash equivalents at beginning of period                       -          -
                                                                    ---------   -----------
  Cash and cash equivalents at end of period                          $  -      $   -
                                                                    =========   ===========
Supplemental Disclosures
  Cash paid for interest, net of amount capitalized                   $  50     $  24
  Cash paid for income taxes                                          $ 100     $ 112


                See Notes to Consolidated Financial Statements.

                          TEXAS EASTERN TRANSMISSION, LP
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)


                                                     March 31,     December 31,
                                                       2001           2000
                                                    (Unaudited)
                                                    -----------   -------------
ASSETS

Current Assets
   Accounts receivable                                 $ 76          $ 85
   Inventory                                             26            26
   Other                                                105           127
                                                    -----------   -------------
      Total current assets                              207           238
                                                    -----------   -------------
Investments and Other Assets
   Advances receivable - parent                         409           332
   Goodwill, net                                        140           141
                                                    -----------   -------------
      Total investments and other assets                549           473
                                                    -----------   -------------
Property, Plant and Equipment
   Cost                                               3,782         3,767
   Less accumulated depreciation and amortization     1,138         1,135
                                                    -----------   -------------
      Net property, plant and equipment               2,644         2,632
                                                    -----------   -------------
Regulatory Assets and Deferred Debits                   185           182
                                                    -----------   -------------
      Total Assets                                  $ 3,585       $ 3,525
                                                    ===========   =============




                See Notes to Consolidated Financial Statements.

                         TEXAS EASTERN TRANSMISSION, LP
                           CONSOLIDATED BALANCE SHEETS
                       (In millions, except share amounts)

                                                      March 31,     December 31,
                                                        2001           2000
                                                     (Unaudited)
                                                     -----------    ------------
LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
   Accounts payable                                        $ 14        $ 13
   Taxes accrued                                            187         168
   Current maturities of long-term debt                     116         116
   Other                                                    177         231
                                                     -----------    ------------
      Total current liabilities                             494         528
                                                     -----------    ------------
Long-term Debt                                              535         535

Deferred Credits and Other Liabilities
   Deferred income taxes                                    621         626
   Other                                                    198         156
                                                     -----------    ------------
      Total deferred credits and other liabilities          819         782
                                                     -----------    ------------
Common Stockholder's Equity
   Common stock, $1 par value, 1,000 shares authorized,
     issued and outstanding                                   -           -
   Paid-in capital                                        1,482       1,485
   Retained earnings                                        260         195
   Accumulated other comprehensive income                    (5)          -
                                                     -----------    ------------
      Total common stockholder's equity                   1,737       1,680
                                                     -----------    ------------
      Total Liabilities and Stockholder's Equity        $ 3,585     $ 3,525
                                                     ===========    ============

                See Notes to Consolidated Financial Statements.

                         TEXAS EASTERN TRANSMISSION, LP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                  (In millions)


                                                           Three Months Ended
                                                               March 31,
                                                          --------------------
                                                           2001         2000
                                                          --------    --------
Net Income                                                 $ 65         $ 51

Other Comprehensive Income, net of tax
  Cumulative effect of change in accounting principle        (2)           -
  Unrealized net loss on cash flow hedges                    (4)           -
  Reclassification adjustment into earnings                   1            -
                                                          --------    --------
      Total Other Comprehensive Income                       (5)           -
                                                          --------    --------
Total Comprehensive Income                                 $ 60         $ 51
                                                          ========    ========


                See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Nature of Operations

On April 16, 2001, Texas Eastern Transmission Corporation, a Delaware corporation (TETCO) and a wholly owned subsidiary of Duke Energy Corporation (Duke Energy), changed its form of organization from a corporation to a limited partnership. The change in form of organization was effected by conversion pursuant to Section 266 of the General Corporation Law of the State of Delaware and Section 17-217 of the Delaware Revised Uniform Limited Partnership Act. Pursuant to the conversion, all rights and liabilities of TETCO vested in Texas Eastern Transmission, LP, a Delaware limited partnership (together with its subsidiaries, the "Company"). The Company is 1% owned by Duke Energy Gas Transmission Services, LLC (general partner) and 99% owned by Duke Energy Gas Transmission, LP (DEGT; limited partner) which are both indirect, wholly owned subsidiaries of Duke Energy. DEGT filed an election with the Internal Revenue Service to be taxed as a C-corporation for federal income tax purposes. The Company will also be subject to corporate income tax as a division of DEGT. There was no effect on the Company's results of operation, cash flows or financial position as a result of this conversion. The Company is primarily engaged in the interstate transportation and storage of natural gas. The interstate natural gas transmission and storage operations of the Company are subject to the rules and regulations of the Federal Energy Regulatory Commission
(FERC).

The Consolidated Financial Statements include the accounts of the Company and all majority-owned subsidiaries after the elimination of significant intercompany transactions and balances. These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the results of operations, cash flows and financial position for the respective periods.

Note 2. Summary of Significant Accounting Policies

Accounting for Hedges. The Company enters into derivative transactions that are hedges of the future cash flows of forecasted transactions (cash flow hedges). These derivatives are recognized on the balance sheet at their fair value as Other Regulatory Assets and Deferred Debits or Deferred Credits and Other Liabilities, as appropriate.

The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The Company currently only includes intrinsic value components of derivatives when assessing hedge effectiveness.

Cash Flow Hedges. Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are included in the Consolidated Balance Sheets as Accumulated Other Comprehensive Income (OCI) until earnings are affected by the hedged item. Settlement amounts and ineffective portions of cash flow hedges are removed from OCI and recorded in the Consolidated Statements of Income in the same accounts as the item being hedged. The Company discontinues hedge accounting prospectively when it is determined that the derivative no longer qualifies as an effective hedge. When hedge accounting is discontinued, the derivative will continue to be carried on the balance sheet at its fair value with changes in its fair value recognized in current-period earnings. Gains and losses related to discontinued hedges that were accumulated in OCI will remain in OCI until the forecasted transaction affects earnings. If the forecasted transaction is no longer probable, then such gains and losses are recorded in current period earnings.

Cumulative Effect of Change in Accounting Principle. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative effect adjustment reducing OCI and Common Stockholder's Equity for $1.5 million. The Company also reclassified as earnings $1 million from OCI for derivatives included in the transition adjustment. There was no impact on the Company's consolidated results of operations from the implementation of SFAS No. 133.

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

Note 4. Related Party Transactions

Certain balances due to or from related parties included in the Consolidated Balance Sheets at March 31, 2001 and December 31, 2000 are as follows:

--------------------------------------------------------------------------------
 In millions
--------------------------------------------------------------------------------
                                                 March 31,        December 31,
                                                    2001              2000
                                                -----------       ------------
Accounts receivable                               $    1             $   6
Taxes accrued                                        148               128
--------------------------------------------------------------------------------

For the three months ended March 31, 2000, there was $13 million of interest expense associated with notes payable to parent, which were repaid in the fourth quarter of 2000.

Note 5. Gas Imbalances

The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered. At March 31, 2001 and December 31, 2000, Other Current Assets included $81 million and $101 million, respectively, and Other Current Liabilities included $106 million and $178 million, respectively, related to gas imbalances. Natural gas volumes owed to
(from) the Company are valued at natural gas market prices as of the balance sheet dates.

Note 6. Derivative Instruments and Hedging Activities

Commodity Cash Flow Hedges. The Company is exposed to market fluctuations in the prices of energy-related commodities. The Company closely monitors the potential impacts of commodity price changes, and where appropriate, uses various instruments to lock in margins for a portion of its future revenues. These swap instruments serve as cash flow hedges for natural gas liquids transactions.
The maximum term over which the Company is hedging exposures to the price variability of these commodities is 5 years.

For the three months ended March 31, 2001, the ineffective portion of commodity cash flow hedges and the amount recognized for transactions that no longer qualified as cash flow hedges were not material. As of March 31, 2001, $5 million of after-tax deferred net losses on derivative instruments accumulated in OCI are expected to be reclassified to earnings during the next twelve months. These losses will generally be more than offset by the related revenues. However, due to the volatility of the commodities markets, management cannot predict with certainty the actual amount that will be reclassified to earnings.

Market and Credit Risk. The Company's principal markets for natural gas transportation and storage services are industrial end-users and utilities located throughout the Mid-Atlantic and northeastern states. The Company has concentrations of receivables from natural gas and electric utilities and their affiliates, as well as industrial customers and gas marketers throughout these regions. These concentrations of customers may affect the Company's overall credit risk in that certain customers may be similarly affected by changes in economic, regulatory or other factors. On all transactions where the Company is exposed to credit risk, the Company analyzes the counterparties' financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis.

Note 7. Commitments and Contingencies

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

Environmental Matters. Air Quality Control. In October 1998, the Environmental Protection Agency (EPA) issued a final rule on regional ozone control that required 22 eastern states and the District of Columbia to revise their State Implementation Plans to significantly reduce emissions of nitrogen oxide by May 1, 2003. The EPA's rule was challenged in court by various states, industry and other interests, including the Company's parent Duke Energy. In March 2000, the court upheld most aspects of the EPA's rule. The same court subsequently issued a decision that extended the compliance deadline for implementation of emission reductions to May 31, 2004. In January 2000, the EPA finalized another ozone-related rule under Section 126 of the Clean Air Act that has virtually identical emission control requirements as its October 1998 action, but with a May 1, 2003 compliance date. The EPA's 2000 rule has been challenged in court. The court is expected to issue its decision during the spring of 2001. Depending on the resolution of these matters, costs to the Company may range up to $10 million for additional capital improvements.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

On April 16, 2001, Texas Eastern Transmission Corporation, a Delaware Corporation (TETCO) and a wholly owned subsidiary of Duke Energy Corporation (Duke Energy), changed its form of organization from a corporation to a limited partnership. Pursuant to the conversion, all rights and liabilities of TETCO vested in Texas Eastern Transmission, LP, a Delaware limited partnership (together with its subsidiaries, the "Company"). The Company is 1% owned by Duke Energy Gas Transmission Services, LLC (general partner) and 99% owned by Duke Energy Gas Transmission, LP (DEGT; limited partner) which are both indirect, wholly owned subsidiaries of Duke Energy. DEGT filed an election with the Internal Revenue Service to be taxed as a C-corporation for federal income tax purposes. The Company will also be subject to corporate income tax as a division of DEGT. There was no effect on the Company's results of operation, cash flows or financial position as a result of this conversion. The Company is primarily engaged in the interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic and New England states. The interstate natural gas transmission and storage operations of the Company are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2001 increased $14 million, compared to the same period in 2000. The increase was mainly attributable to decreased interest expense as a result of repayment of notes payable to parent in the fourth quarter of 2000 and increased other revenues. The decrease in transportation revenues, which is offset by a decrease in operating costs, was the result of reduced rates effective December 1, 2000 that reflect lower recovery requirements for operating costs, primarily system fuel and Order 636 transition costs.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures for the first three months of 2001 and 2000 totaled $32 million and $24 million, respectively. Projected 2001 capital expenditures, including allowance for funds used during construction, are approximately $145 million, with market-expansion expenditures approximating 25% of the capital budget. These projections are subject to periodic review and revision. Actual expenditures incurred may vary from estimates due to various factors, including business expansion opportunities and environmental matters. Expenditures for 2001 are expected to be funded by cash from operations, debt issuance and/or collection of intercompany advances receivable.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Policies. The Company is exposed to market risks associated with interest rates and commodity prices. Comprehensive risk management policies have been established by management to monitor and manage these market risks. Duke Energy's Policy Committee is responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels. The Policy Committee is comprised of senior executives of Duke Energy who receive periodic updates from Duke Energy's Chief Risk Officer (CRO) on market risk positions, corporate exposures, credit exposures and overall results of Duke Energy's risk management activities. The CRO has responsibility for the overall management of interest rate risk, foreign currency risk, credit risk and energy risk, including monitoring of exposure limits. There have been no material changes in the Company's market risk since December 31, 2000.

CURRENT ISSUES

Environmental Matters. Air Quality Control. In October 1998, the Environmental Protection Agency (EPA) issued a final rule on regional ozone control that required 22 eastern states and the District of Columbia to revise their State Implementation Plans to significantly reduce emissions of nitrogen oxide by May 1, 2003. The EPA's rule was challenged in court by various states, industry and other interests, including the Company's parent Duke Energy. In March 2000, the court upheld most aspects of the EPA's rule. The same court subsequently issued a decision that extended the compliance deadline for implementation of emission reductions to May 31, 2004. In January 2000, the EPA finalized another ozone-related rule under Section 126 of the Clean Air Act that has virtually identical emission control requirements as its October 1998 action, but with a May 1, 2003 compliance date. The EPA's 2000 rule has been challenged in court. The court is expected to issue its decision during the spring of 2001. Depending on the resolution of these matters, costs to the Company may range up to $10 million for additional capital improvements.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings.

For information concerning material litigation and other contingencies, see Note 7 to the Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

    None.

(b) Reports on Form 8-K

    The Company filed no reports on Form 8-K during the first quarter of 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 TEXAS EASTERN TRANSMISSION, LP

                                 By: Duke Energy Gas Transmission Services, LLC,
                                     its General Partner



May 14, 2001                     /s/ Dorothy M. Ables
                                -----------------------------------------------
                                Dorothy M. Ables
                                Senior Vice President, Finance and
                                Administration and Chief Financial Officer