Form 10-Q
period 2001-06-30
TEXAS EASTERN TRANSMISSION LP
filed 2001-08-13
CIK 97432

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


  For Quarter Ended June 30, 2001               Commission File Number 1-4456

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

                        TEXAS EASTERN TRANSMISSION, LP
                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001
                                     INDEX

Item                                                                                                      Page
----                                                                                                      ----
                                          PART I. FINANCIAL INFORMATION

1.   Financial Statements....................................................................................1
     Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2001 and 2000.........1
     Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000.........2
     Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000...................................3
     Consolidated Statements of Comprehensive Income for the Three and Six Months Ended
         June 30, 2001 and 2000 .............................................................................5
     Notes to Consolidated Financial Statements..............................................................6
2.   Management's Discussion and Analysis of Results of Operations and Financial Condition..................10

                                            PART II. OTHER INFORMATION

1.   Legal Proceedings......................................................................................12
6.   Exhibits and Reports on Form 8-K.......................................................................12

     Signature..............................................................................................13


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

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                        TEXAS EASTERN TRANSMISSION, LP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                 (In millions)


                                              Three Months Ended          Six Months Ended
                                                   June 30,                   June 30,
                                            ------------------------  -----------------------
                                               2001          2000       2001           2000
                                            -----------   ----------  ----------   ----------
Operating Revenues
  Transportation of natural gas               $   147      $   180    $   302        $   371
  Storage of natural gas and other services        45           47         98             94
                                            -----------   ----------  ----------   ----------
       Total operating revenues                   192          227        400            465
                                            -----------   ----------  ----------   ----------
Operating Expenses

  Operation and maintenance                        57           83         114           180
  Depreciation and amortization                    23           23          46            45
  Property and other taxes                         11           12          23            24
                                            -----------   ----------  ----------   ----------
       Total operating expenses                    91          118         183           249
                                            -----------   ----------  ----------   ----------
Operating Income                                  101          109         217           216

Other Income and Expenses, Net                      -            2           -             3

Interest Expense                                   13           27          28            54
                                            -----------   ----------  ----------   ----------
Earnings Before Income Taxes                       88           84         189           165

Income Taxes                                       32           32          68            62
                                            -----------   ----------  ----------   ----------
Net Income                                    $    56      $    52     $   121        $  103
                                            ===========   ==========  ==========   ==========

                See Notes to Consolidated Financial Statements.

                      TEXAS EASTERN TRANSMISSION, LP
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In millions)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                       ------------------------------------
                                                                                           2001                    2000
                                                                                       ------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                   $        217           $         158
                                                                                       ------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Capital and investment expenditures                                                      (73)                    (44)
       Net increase in advances receivable - affiliate                                         (143)                   (121)
       Retirements                                                                                9                       7
                                                                                       ------------           -------------
                      Net cash used in investing activities                                    (207)                   (158)
                                                                                       ------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Payments for the redemption of long-term debt                                            (10)                      -
                                                                                       ------------           -------------
                      Net cash used in financing activities                                     (10)                      -
                                                                                       ------------           -------------

       Net change in cash and cash equivalents                                                    -                       -

       Cash and cash equivalents at beginning of period                                           -                       -
                                                                                       ------------           -------------
       Cash and cash equivalents at end of period                                      $          -           $           -
                                                                                       ============           =============

Supplemental Disclosures
       Cash paid for interest, net of amount capitalized                               $         27           $          52
       Cash paid for income taxes                                                      $        114           $         120

                See Notes to Consolidated Financial Statements.

                        TEXAS EASTERN TRANSMISSION, LP
                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)


                                                                                  June 30,            December 31,
                                                                                    2001                  2000
                                                                                (Unaudited)
                                                                             ------------------    ------------------
ASSETS

Current Assets
       Accounts receivable                                                       $           70       $            85
       Inventory                                                                             26                    26
       Other                                                                                 62                   127
                                                                                 --------------       ---------------
            Total current assets                                                            158                   238
                                                                                 --------------       ---------------

Investments and Other Assets
       Advances receivable - affiliate                                                      475                   332
       Goodwill, net                                                                        139                   141
                                                                                 --------------       ---------------
            Total investments and other assets                                              614                   473
                                                                                 --------------       ---------------

Property, Plant and Equipment
       Cost                                                                               3,821                 3,767
       Less accumulated depreciation and amortization                                     1,162                 1,135
                                                                                 --------------       ---------------
            Net property, plant and equipment                                             2,659                 2,632
                                                                                 --------------       ---------------

Regulatory Assets and Deferred Debits                                                       173                   182
                                                                                 --------------       ---------------

       Total Assets                                                              $        3,604       $         3,525
                                                                                 ==============       ===============

                See Notes to Consolidated Financial Statements.

                        TEXAS EASTERN TRANSMISSION, LP
                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)

                                                                                June 30,            December 31,
                                                                                  2001                  2000
                                                                               (Unaudited)
                                                                             ---------------       ---------------
LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
       Accounts payable                                                      $           24        $           13
       Taxes accrued                                                                    213                   168
       Current maturities of long-term debt                                             106                   116
       Other                                                                            147                   231
                                                                            ---------------       ---------------
            Total current liabilities                                                   490                   528
                                                                            ---------------       ---------------

Long-term Debt                                                                          535                   535

Deferred Credits and Other Liabilities
       Deferred income taxes                                                            632                   626
       Other                                                                            151                   156
                                                                            ---------------       ---------------
            Total deferred credits and other liabilities                                783                   782
                                                                            ---------------       ---------------

Partners' Capital
       Partners' Capital                                                              1,801                 1,680
       Accumulated other comprehensive loss                                              (5)                    -
                                                                            ---------------       ---------------
            Total partners' capital                                                   1,796                 1,680
                                                                            ---------------       ---------------

       Total Liabilities and Partners' Capital                               $        3,604        $        3,525
                                                                            ===============       ===============

                See Notes to Consolidated Financial Statements.

                        TEXAS EASTERN TRANSMISSION, LP
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)
                                 (In millions)


                                                                     Three Months Ended                  Six Months Ended
                                                                           June 30,                           June 30,
                                                               -----------------------------      -----------------------------
                                                                  2001               2000             2001             2000
                                                               -----------       -----------      -----------      ------------
Net Income                                                     $        56       $        52      $       121      $        103

Other Comprehensive Income (Loss), Net of Tax
    Cumulative effect of change in accounting principle                  -                 -               (2)                -
    Unrealized net loss on cash flow hedges                              -                 -               (4)                -
    Reclassification adjustment into earnings                            -                 -                1                 -
                                                               -----------       -----------      -----------      ------------
         Total Other Comprehensive Loss                                  -                 -               (5)                -

                                                               -----------       -----------      -----------      ------------
Total Comprehensive Income                                     $        56       $        52      $       116      $        103
                                                               ===========       ===========      ===========      ============

                See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Nature of Operations

On April 16, 2001, Texas Eastern Transmission Corporation (TETCO), a Delaware corporation, changed its form of organization from a corporation to a limited partnership. Pursuant to the conversion, all rights and liabilities of TETCO vested in Texas Eastern Transmission, LP, a Delaware limited partnership (together with its subsidiaries, the "Company"). The Company is an indirect, wholly owned subsidiary of Duke Energy Corporation (Duke Energy). The Company's limited partner filed an election with the Internal Revenue Service to be taxed as a C-corporation for federal income tax purposes. The Company will also be subject to corporate income tax as a division of the limited partner. There was no effect on the Company's results of operations, cash flows or financial position as a result of this conversion.

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

Note 2. Summary of Significant Accounting Policies

Accounting for Hedges. The Company enters into derivative transactions that are hedges of the future cash flows of forecasted transactions (cash flow hedges). These derivatives are recognized on the balance sheet at their fair value as Regulatory Assets and Deferred Debits or Deferred Credits and Other Liabilities, as appropriate.

The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

Cash Flow Hedges. Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are included in the Consolidated Statements of Comprehensive Income as Other Comprehensive Income (OCI) until earnings are affected by the hedged item. Settlement amounts and ineffective portions of cash flow hedges are removed from OCI and recorded in the Consolidated Statements of Operations in the same accounts as the item being hedged. The Company discontinues hedge accounting prospectively when it is determined that the derivative no longer qualifies as an effective hedge. When hedge accounting is discontinued, the derivative will continue to be carried on the Consolidated Balance Sheets at its fair value with subsequent changes in its fair value recognized in current-period earnings. Gains and losses related to discontinued hedges that were accumulated in OCI will remain in OCI until earnings are affected by the hedged item. If the forecasted transaction is no longer probable, then such gains and losses are recognized in current period earnings.

Cumulative Effect of Change in Accounting Principle. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative effect adjustment reducing OCI and Partners' Equity for $1.5 million. For the six months ended June 30, 2001, the Company reclassified $1 million from OCI into earnings for derivatives included in the transition adjustment related to hedge transactions that settled. There was no impact on the Company's consolidated results of operations from the implementation of SFAS No. 133.

New Accounting Standards. In June 2001, the Financial Accounting Standards Board
(FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and will be adopted by the Company as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. The standard also requires acquired intangible assets to be recognized separately and amortized as appropriate.

The Company expects that the adoption of SFAS No. 142 will not have a significant impact on future financial statements with the discontinuation of goodwill amortization expense. For the six months ended June 30, 2001, amortization expense for goodwill was $2 million. The Company is preparing to implement the new standard and currently does not expect any material impact on its consolidated results of operations, cash flows or financial position.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. The Company is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

Note 3. Regulatory Matters

On February 9, 2000, the FERC issued Order 637, which sets forth revisions to its regulations governing short-term natural gas transportation services and policies governing the regulation of interstate natural gas pipelines. "Short-term" has been defined as all transactions of less than one year. Among the significant actions taken were the lifting of the price cap for short-term capacity release by pipeline customers for an experimental 2 1/2-year period ending September 1, 2002, and requiring that interstate pipelines file pro forma tariff sheets to (i) provide for nomination equality between capacity release and primary pipeline capacity; (ii) implement imbalance management services (for which interstate pipelines may charge fees) while at the same time reducing the use of operational flow orders and penalties; and (iii) provide segmentation rights if operationally feasible. Order 637 also narrowed the right of first refusal to remove economic biases perceived in the current rule. Order 637 imposed significant new reporting requirements for interstate pipelines that were implemented by the Company during the third quarter of 2000. Additionally, Order 637 permitted pipelines to propose peak/off-peak rates and term-differentiated rates, and encouraged pipelines to propose experimental capacity auctions. By Order 637-A, issued in February 2000, the FERC generally denied requests for rehearing and several parties, including the Company, have filed appeals in the District of Columbia Court of Appeals seeking court review of various aspects of the Order. During the third quarter of 2001, the Company submitted revised pro forma tariff sheets to update the filings originally submitted in 2000. These filings are currently subject to review and approval by the FERC.

Note 4. Related Party Transactions

Certain balances due to or from related parties included in the Consolidated Balance Sheets at June 30, 2001 and December 31, 2000 are as follows:

---------------------------------------------------
 In millions
---------------------------------------------------
                           June 30,   December 31,
                             2001         2000
                        ---------------------------
Accounts receivable         $   7        $   6
Taxes accrued                 170          128
---------------------------------------------------

For the three and six months ended June 30, 2000, there was $13 million and $26 million respectively, of interest expense associated with notes payable to parent that were repaid in the fourth quarter of 2000.

Note 5. Gas Imbalances

The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered. At June 30, 2001 and December 31, 2000, Other Current Assets included $42 million and $101 million, respectively, and Other Current Liabilities included $85 million and $178 million, respectively, related to gas imbalances. Natural gas volumes owed to
(from) the Company are valued at natural gas market prices as of the balance sheet dates.

Note 6. Derivative Instruments and Hedging Activities

Commodity Cash Flow Hedges. The Company is exposed to market fluctuations in the prices of energy-related commodities. The Company closely monitors the potential impacts of commodity price changes, and where appropriate, uses various instruments to lock in margins for a portion of its future revenues. These swap instruments serve as cash flow hedges for natural gas liquids transactions. The maximum term over which the Company is hedging exposures to the price variability of these commodities is five years.

For the six months ended June 30, 2001, the ineffective portion of commodity cash flow hedges and the amount recognized for transactions that no longer qualified as cash flow hedges were not material. As of June 30, 2001, $3 million of after-tax deferred net losses on derivative instruments accumulated in OCI are expected to be reclassified to earnings during the next twelve months. These losses will generally be more than offset by the related revenues. Due to the volatility of the commodities markets, the value of the derivative instrument is subject to change prior to its reclassification to earnings.

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

In January 2000, the EPA finalized another ozone-related rule under Section 126 of the Clean Air Act that has virtually identical emission control requirements as its October 1998 action, but with a May 1, 2003 compliance date. This rule was challenged in court and on May 14, 2001 the US Court of Appeals for the DC Circuit issued its decision. The court sided with the EPA on all issues except the electric generating unit (EGU) growth rate factor determinations used to establish each state's emission cap. Because the EPA has yet to act on the court's remand order, a group of utilities, including Duke Energy, has filed a motion with the court. The motion requests the court to reconsider its decision not to vacate the EGU portion of the rule, or to suspend the May 1, 2003 compliance date until the EPA acts in accordance with the court's remand order. It is not known at this time how the EPA will respond or if the May 1, 2003 compliance date will be changed as a result of the court's decision. Depending on the resolution of these matters, costs to the Company may range up to $10 million for additional capital improvements.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

On April 16, 2001, Texas Eastern Transmission Corporation (TETCO), a Delaware corporation, changed its form of organization from a corporation to a limited partnership. Pursuant to the conversion, all rights and liabilities of TETCO vested in Texas Eastern Transmission, LP, a Delaware limited partnership (together with its subsidiaries, the "Company"). The Company is an indirect, wholly owned subsidiary of Duke Energy Corporation (Duke Energy). The Company's limited partner filed an election with the Internal Revenue Service to be taxed as a C-corporation for federal income tax purposes. The Company will also be subject to corporate income tax as a division of the limited partner. There was no effect on the Company's results of operation, cash flows or financial position as a result of this conversion.

The Company is primarily engaged in the interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic and New England states. The interstate natural gas transmission and storage operations of the Company are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

RESULTS OF OPERATIONS

Net income for the six months ended June 30, 2001 increased $18 million, compared to the same period in 2000. The increase was mainly attributable to decreased interest expense as a result of repayment of notes payable to parent in the fourth quarter of 2000. The decrease in transportation revenues, which is offset by a decrease in operating costs, was the result of reduced rates effective December 1, 2000 that reflect lower recovery requirements for operating costs, primarily system fuel and FERC Order 636 transition costs.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures for the first six months of 2001 and 2000 totaled $73 million and $44 million, respectively. Projected 2001 capital expenditures, including allowance for funds used during construction, are approximately $160 million, with market-expansion expenditures approximating 30% of the capital budget. These projections are subject to periodic review and revision. Actual expenditures incurred may vary from estimates due to various factors, including business expansion opportunities and environmental matters. Expenditures for 2001 are expected to be funded by cash from operations, debt issuance and/or collection of intercompany advances receivable.

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

In January 2000, the EPA finalized another ozone-related rule under Section 126 of the Clean Air Act that has virtually identical emission control requirements as its October 1998 action, but with a May 1, 2003 compliance date. This rule was challenged in court and on May 14, 2001 the US Court of Appeals for the DC Circuit issued its decision. The court sided with the EPA on all issues except the electric generating unit (EGU) growth rate factor determinations used to establish each state's emission cap. Because the EPA has yet to act on the court's remand order, a group of utilities, including Duke Energy, has filed a motion with the court. The motion requests the court to reconsider its decision not to vacate the EGU portion of the rule, or to suspend the May 1, 2003 compliance date until the EPA acts in accordance with the court's remand order. It is not known at this time how the EPA will respond or if the May 1, 2003 compliance date will be changed as a result of the court's decision. Depending on the resolution of these matters, costs to the Company may range up to $10 million for additional capital improvements.

New Accounting Standards. In June 2001, the Financial Accounting Standards Board
(FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and will be adopted by the Company as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. The standard also requires acquired intangible assets to be recognized separately and amortized as appropriate.

The Company expects that the adoption of SFAS No. 142 will not have a significant impact on future financial statements with the discontinuation of goodwill amortization expense. For the six months ended June 30, 2001, amortization expense for goodwill was $2 million. The Company is preparing to implement new standard and currently does not expect any material impact on its consolidated results of operations, cash flows or financial position.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. The Company is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings.

For information concerning material litigation and other contingencies, see Note 7 to the Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

         None.

(b) Reports on Form 8-K

         A Current Report on Form 8-K filed on April 17, 2001 contained disclosures under Item 5, Other Events.

         A Current Report on Form 8-K filed on May 22, 2001 contained disclosures under Item 5, Other Events and Item 7, Financial Statements and Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       TEXAS EASTERN TRANSMISSION, LP

                       By: Duke Energy Gas Transmission Services, LLC,
                               its General Partner



August 10, 2001        /s/ Dorothy M. Ables
                       ------------------------------------------------------
                       Dorothy M. Ables
                       Senior Vice President, Finance and Administration and
                       Chief Financial Officer