Form 10-Q
period 2001-09-30
TEXAS EASTERN TRANSMISSION LP
filed 2001-11-13
CIK 97432

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

  For Quarter Ended September 30, 2001           Commission File Number 1-4456

                         TEXAS EASTERN TRANSMISSION, LP
             (Exact name of Registrant as Specified in its Charter)


                 Delaware                                  76-0677232
(State or Other Jurisdiction of Incorporation  (IRS Employer Identification No.)

                              5400 Westheimer Court
                                  P.O. Box 1642
                             Houston, TX 77251-1642
                    (Address of Principal Executive Offices)
                                   (Zip code)

                                  713-627-5400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___
                                      ---
The Registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format. Part I, Item 2 has been reduced and Part II, Item 4 has been omitted in accordance with such Instruction H.

All of the Registrant's limited partnership interests and all of the limited liability company interests of its general partner are indirectly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

================================================================================

                         TEXAS EASTERN TRANSMISSION, LP
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                                      INDEX


Item                                                                                                       Page
----                                                                                                       ----
                          PART I. FINANCIAL INFORMATION
1.   Financial Statements.................................................................................   1
     Consolidated Statements of Operations for the Three and Nine Months Ended
         September 30, 2001 and 2000 .....................................................................   1
     Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 2001 and 2000......................................................................   2
     Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000...........................   3
     Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended
         September 30, 2001 and 2000 .....................................................................   5
     Notes to Consolidated Financial Statements...........................................................   6
2.   Management's Discussion and Analysis of Results of Operations and Financial Condition................  10

                           PART II. OTHER INFORMATION

1.   Legal Proceedings....................................................................................  12
6.   Exhibits and Reports on Form 8-K.....................................................................  12

     Signature............................................................................................  13



SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995

From time to time, the Company's reports, filings and other public announcements may include assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. Some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements include state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree to which competition enters the natural gas industry; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which the Company is subject or other external factors over which the Company has no control; the results of financing efforts, including the Company's ability to obtain financing on favorable terms, which can be affected by the Company's credit rating and general economic conditions; level of creditworthiness of counterparties to transactions; growth in opportunities for the Company; and the effect of accounting policies issued periodically by accounting standard-setting bodies.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                         TEXAS EASTERN TRANSMISSION, LP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                  (In millions)


                                                                Three Months Ended              Nine Months Ended
                                                                   September 30,                  September 30,
                                                             -----------------------        -----------------------
                                                                2001         2000              2001         2000
                                                             ----------   ----------        ----------   ----------
Operating Revenues
      Transportation of natural gas                          $    152       $     176       $     454      $     547
      Storage of natural gas and other services                    44              42             142            136
                                                             ----------     ----------      ----------     ----------
           Total operating revenues                               196             218             596            683
                                                             ----------     ----------      ----------     ----------

Operating Expenses
      Operation and maintenance                                    66              88             180            268
      Depreciation and amortization                                21              22              67             67
      Property and other taxes                                     11              12              34             36
                                                             ----------     ----------      ----------     ----------
           Total operating expenses                                98             122             281            371
                                                             ----------     ----------      ----------     ----------

Operating Income                                                   98              96             315            312

Other Income and Expenses, Net                                      -               -               -              3

Interest Expense                                                   13              28              41             82
                                                             ----------     ----------       ---------     ----------

Earnings Before Income Taxes                                       85              68             274            233

Income Taxes                                                       31              25              99             87
                                                             ----------     ----------      ----------     ----------

Net Income                                                   $     54       $      43       $     175      $     146
                                                             ==========     ==========      ==========     ==========

                See Notes to Consolidated Financial Statements.

                         TEXAS EASTERN TRANSMISSION, LP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                ------------------------------------------
                                                                                      2001                    2000
                                                                                ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                            $              326      $              272
                                                                                ------------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital and investment expenditures                                                    (114)                    (78)
      Net increase in advances receivable - affiliate                                        (109)                   (203)
      Retirements                                                                               7                       9
                                                                                ------------------      ------------------
                      Net cash used in investing activities                                  (216)                   (272)
                                                                                ------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Payments for the redemption of long-term debt                                          (110)                      -
                                                                                ------------------      ------------------
                      Net cash used in financing activities                                  (110)                      -
                                                                                ------------------      ------------------

      Net change in cash and cash equivalents                                   $               -       $               -

      Cash and cash equivalents at beginning of period                                          -                       -
                                                                                ------------------      ------------------
      Cash and cash equivalents at end of period                                $               -       $               -
                                                                                ==================      ==================

Supplemental Disclosures
      Cash paid for interest, net of amount capitalized                         $              37       $              85
      Cash paid for income taxes                                                $               1       $             122

                See Notes to Consolidated Financial Statements.

                         TEXAS EASTERN TRANSMISSION, LP
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                         September 30,      December 31,
                                                             2001              2000
                                                         (Unaudited)
                                                      -----------------------------------

ASSETS

Current Assets
      Accounts receivable                             $         79      $         85
      Inventory                                                 26                26
      Other                                                     45               127
                                                      ---------------   -------------
           Total current assets                                150               238
                                                      ---------------   -------------

Investments and Other Assets
      Advances receivable - affiliate                          441               332
      Goodwill, net                                            138               141
                                                      ---------------   -------------
           Total investments and other assets                  579               473
                                                      ---------------   -------------

Property, Plant and Equipment
      Cost                                                   3,859             3,767
      Less accumulated depreciation and amortization         1,179             1,135
                                                      ---------------   -------------
           Net property, plant and equipment                 2,680             2,632
                                                      ---------------   -------------

Regulatory Assets and Deferred Debits                          154               182
                                                      ---------------   -------------

      Total Assets                                    $      3,563      $      3,525
                                                      ===============   =============


                See Notes to Consolidated Financial Statements.

                        TEXAS EASTERN TRANSMISSION, LP
                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)

                                                                                   September 30,        December 31,
                                                                                       2001                 2000
                                                                                    (Unaudited)
                                                                                 ---------------------------------------
LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
      Accounts payable                                                           $              14    $              13
      Taxes accrued                                                                            244                  168
      Current maturities of long-term debt                                                     106                  116
      Other                                                                                    112                  231
                                                                                 ------------------   ------------------
           Total current liabilities                                                           476                  528
                                                                                 ------------------   ------------------

Long-term Debt                                                                                 435                  535
                                                                                 ------------------   ------------------

Deferred Credits and Other Liabilities
      Deferred income taxes                                                                    642                  626
      Other                                                                                    154                  156
                                                                                 ------------------   ------------------
           Total deferred credits and other liabilities                                        796                  782
                                                                                 ------------------   ------------------

Partners' Capital
      Partners' Capital                                                                      1,855                1,680
      Accumulated other comprehensive income                                                     1                    -
                                                                                 ------------------   ------------------
           Total partners' capital                                                           1,856                1,680
                                                                                 ------------------   ------------------

      Total Liabilities and Partners' Capital                                    $           3,563    $           3,525
                                                                                 ==================   ==================

                See Notes to Consolidated Financial Statements.

                         TEXAS EASTERN TRANSMISSION, LP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                  (In millions)


                                                                  Three Months Ended                      Nine Months Ended
                                                                      September 30,                          September 30,
                                                           -----------------------------------   ----------------------------------
                                                                2001               2000               2001               2000
                                                           ----------------   ----------------   ---------------    ---------------
Net Income                                                 $            54    $            43    $          175     $          146

Other Comprehensive Income, net of tax
  Cumulative effect of change in accounting principle                    -                  -                (2)                 -
  Unrealized net gain on cash flow hedges                                6                  -                 2                  -
  Reclassification adjustment into earnings                              -                  -                 1                  -
                                                           ----------------   ----------------   ---------------    ---------------
      Total Other Comprehensive Income                                   6                  -                 1                  -

                                                           ----------------   ----------------   ---------------    ---------------
Total Comprehensive Income                                 $            60    $            43    $          176     $          146
                                                           ================   ================   ===============    ===============

                See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. General

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

2. Summary of Significant Accounting Policies

Accounting for Hedges. The Company enters into derivative transactions that are hedges of the future cash flows of forecasted transactions (cash flow hedges). These derivatives are recognized on the Consolidated Balance Sheets at their fair value as Regulatory Assets and Deferred Debits or Deferred Credits and Other Liabilities, as appropriate.

The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

Cash Flow Hedges. Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are included in the Consolidated Statements of Comprehensive Income as Other Comprehensive Income (OCI) until earnings are affected by the hedged item. Settlement amounts and ineffective portions of cash flow hedges are removed from OCI and recorded in the Consolidated Statements of Operations in the same accounts as the item being hedged. The Company discontinues hedge accounting prospectively when it is determined that the derivative no longer qualifies as an effective hedge or when it is no longer probable that the hedged transaction will occur. When hedge accounting is discontinued, the derivative will continue to be carried on the Consolidated Balance Sheets at its fair value with subsequent changes in its fair value recognized in current-period earnings. Gains and losses related to discontinued hedges that were accumulated in OCI will remain in OCI until earnings are affected by the hedged item unless it is no longer probable that the hedged transaction will occur. Under these circumstances, gains and losses are recognized in current-period earnings.

Cumulative Effect of Change in Accounting Principle. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative effect adjustment reducing OCI and Partners' Capital for $1.5 million. For the nine months ended September 30, 2001, the Company reclassified $1 million from OCI into earnings for derivatives included in the transition adjustment related to hedge transactions that settled. There was no impact on the Company's consolidated results of operations from the implementation of SFAS No. 133.

New Accounting Standards. In June 2001, the Financial Accounting Standards Board
(FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and will be adopted by the Company as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. This standard also requires acquired intangible assets to be recognized separately and amortized as appropriate. The Company expects that the adoption of SFAS No. 142 will not have a significant impact on future financial statements with the discontinuation of goodwill amortization expense. For the nine months ended September 30, 2001, amortization expense for goodwill was $3 million. The FASB and the Emerging Issues Task Force continue to field questions surrounding the transition provisions and clarification of key aspects of the standard. The Company is preparing to implement the new standard and currently does not expect any material impact on its consolidated results of operations, cash flows or financial position. In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. The Company is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new rules supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions, but significantly change the criteria for classifying an asset as held-for-sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

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

4. Related Party Transactions

Certain balances due to or from related parties included in the Consolidated Balance Sheets are as follows:

-------------------------------------------------------------------------------
 In millions
-------------------------------------------------------------------------------
                                              September 30,     December 31,
                                                    2001              2000
                                            -----------------------------------
 Accounts receivable                                 $ 10             $  6
 Taxes accrued                                        194              128
-------------------------------------------------------------------------------

For the three and nine months ended September 30, 2000, there was $15 million and $41 million respectively, of interest expense associated with notes payable to parent that were repaid in the fourth quarter of 2000.

5. Gas Imbalances

The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered. At September 30, 2001 and December 31, 2000, Other Current Assets included $24 million and $101 million, respectively, and Other Current Liabilities included $50 million and $178 million, respectively, related to gas imbalances. Natural gas volumes owed to
(from) the Company are valued at natural gas market prices as of the balance sheet dates.

6. Derivative Instruments, Hedging Activities and Credit Risk

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

For the nine months ended September 30, 2001, the ineffective portion of commodity cash flow hedges and the amount recognized for transactions that no longer qualified as cash flow hedges were not material. As of September 30, 2001, $0.3 million of after-tax deferred net losses on derivative instruments accumulated in OCI are expected to be reclassified to earnings during the next twelve months. These losses will generally be more than offset by the related revenues. However, due to the volatility of the commodities markets, the value of the derivative instrument is subject to change prior to its reclassification to earnings.

Market and Credit Risk. The Company's principal markets for natural gas transportation and storage services are industrial end-users and utilities located throughout the Mid-Atlantic and northeastern states. The Company has concentrations of receivables from natural gas and electric utilities and their affiliates, as well as industrial customers and gas marketers throughout these regions. These concentrations of customers may affect the Company's overall credit risk in that certain customers may be similarly affected by changes in economic, regulatory or other factors. Where exposed to credit risk, the Company analyzes the counterparties' financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis.

7. Debt

In August 2001, the Company retired its $100 million of 10.0% notes.

8. Commitments and Contingencies

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

Environmental Matters. In October 1998, the Environmental Protection Agency
(EPA) issued a final rule on regional ozone control that required 22 eastern states and the District of Columbia to revise their State Implementation Plans to significantly reduce emissions of nitrogen oxide by May 1, 2003. The EPA's rule was challenged in court by various states, industry and other interests, including the Company's parent, Duke Energy. In March 2000, the court upheld most aspects of the EPA's rule. The same court subsequently issued a decision that extended the compliance deadline for implementation of emission reductions to May 31, 2004.

In January 2000, the EPA finalized another ozone-related rule under Section 126 of the Clean Air Act that has virtually identical emission control requirements as its October 1998 action, but with a May 1, 2003 compliance date. This rule was challenged in court and on May 14, 2001, the US Court of Appeals for the DC Circuit sided with the EPA on all issues except one. The court remanded the electric generating unit (EGU) growth rate factor determinations used to establish each state's emission cap until the EPA could engage in decision making on how to set the EGU growth rate factors. On August 24, 2001, the DC Circuit suspended the implementation schedule for

EGUs until the EPA completes a rulemaking in response to the court's May 14 remand order. This ruling prevents the EPA from implementing the Section 126 program beginning May 1, 2003. Possible new implementation dates range from mid July of 2003 to May 31, 2004. Management estimates the Company will spend up to $10 million for additional capital improvements to comply with the new EPA rules.

Other Commitments and Contingencies. In 1993, the U.S. Department of the Interior announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, buyouts and buydowns of gas sales contracts with natural gas pipelines. The Company, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact, which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, the Company will file with FERC to recover a portion of these costs from pipeline customers.

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

Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 2001 increased $29 million, compared to the same period in 2000. The increase was mainly attributable to decreased interest expense as a result of repayment of notes payable to parent in the fourth quarter of 2000. The decrease in transportation revenues, which is offset by a decrease in operating costs, was the result of reduced rates effective December 1, 2000 that reflect lower recovery requirements for operating costs, primarily system fuel and FERC Order 636 transition costs.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures for the first nine months of 2001 and 2000 totaled $114 million and $78 million, respectively. Projected 2001 capital expenditures, including allowance for funds used during construction, are approximately $160 million, with market-expansion expenditures approximating 35% of the capital budget. These projections are subject to periodic review and revision. Actual expenditures incurred may vary from estimates due to various factors, including business expansion opportunities and environmental matters. Expenditures for 2001 are expected to be funded by cash from operations, debt issuance and/or collection of intercompany advances receivable.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Policies. The Company is exposed to market risks associated with interest rates and commodity prices. Management has established comprehensive risk management policies to monitor and manage these market risks. Duke Energy's Policy Committee is responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels. The Policy Committee is comprised of senior executives of Duke Energy who receive periodic updates from Duke Energy's Chief Risk Officer (CRO) on market risk positions, corporate exposures, credit exposures and overall results of the Company's risk management activities. The CRO has responsibility for the overall management of interest rate risk, foreign currency risk, credit risk and energy risk, including monitoring of exposure limits. There have been no material changes in the Company's market risk since December 31, 2000.

CURRENT ISSUES

Environmental Matters. In October 1998, the Environmental Protection Agency
(EPA) issued a final rule on regional ozone control that required 22 eastern states and the District of Columbia to revise their State Implementation Plans to significantly reduce emissions of nitrogen oxide by May 1, 2003. The EPA's rule was challenged in court by various states, industry and other interests, including the Company's parent, Duke Energy. In March 2000, the court upheld most aspects of the EPA's rule. The same court subsequently issued a decision that extended the compliance deadline for implementation of emission reductions to May 31, 2004.

In January 2000, the EPA finalized another ozone-related rule under Section 126 of the Clean Air Act that has virtually identical emission control requirements as its October 1998 action, but with a May 1, 2003 compliance date. This rule was challenged in court and on May 14, 2001, the US Court of Appeals for the DC Circuit sided with the EPA on all issues except one. The court remanded the electric generating unit (EGU) growth rate factor determinations used to establish each state's emission cap until the EPA could engage in decision making on how to set the EGU growth rate factors. On August 24, 2001, the DC Circuit suspended the implementation schedule for EGUs until the EPA completes a rulemaking in response to the court's May 14 remand order. This ruling prevents the EPA from implementing the Section 126 program beginning May 1, 2003. Possible new implementation dates range from mid July of 2003 to May 31, 2004. Management estimates the Company will spend up to $10 million for additional capital improvements to comply with the new EPA rules.

Notice of Proposed Rulemaking (NOPR). On September 27, 2001, the FERC issued a NOPR announcing that the FERC is considering new regulations regarding standards of conduct that would apply uniformly to natural gas pipelines and transmitting public utilities that are currently subject to different gas or electric standards. The proposed standards would change how companies and their subsidiaries interact and share information by broadening the definition of "affiliate" covered by the standards of conduct, from the more narrow definition in the existing regulations. The Company is currently evaluating the impact of this NOPR and will file comments with the FERC suggesting appropriate revisions to the proposal.

New Accounting Standards. In June 2001, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and will be adopted by the Company as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. The standard also requires acquired intangible assets to be recognized separately and amortized as appropriate. The Company expects that the adoption of SFAS No. 142 will not have a significant impact on future financial statements with the discontinuation of goodwill amortization expense. For the nine months ended September 30, 2001, amortization expense for goodwill was $3 million. The FASB and the Emerging Issues Task Force continue to field questions surrounding the transition provisions and clarification of key aspects of the standard. The Company is preparing to implement the new standard and currently does not expect any material impact on its consolidated results of operations, cash flows or financial position.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. The Company is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new rules supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions, but significantly change the criteria for classifying an asset as held-for-sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information concerning material litigation and other contingencies, see Note 8 to the Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

None.

(b)      Reports on Form 8-K

The Company filed no reports on Form 8-K during the third quarter of 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                TEXAS EASTERN TRANSMISSION, LP

                                By: Duke Energy Gas Transmission Services, LLC, its General Partner



November 13, 2001               /s/ Dorothy M. Ables
                                ---------------------------
                                Dorothy M. Ables
                                Senior Vice President, Finance and
                                Administration and Chief Financial Officer