Form 10-K405
period 2001-12-31
TEXAS EASTERN TRANSMISSION LP
filed 2002-03-28
CIK 97432

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[x]  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934 For the fiscal year ended December 31, 2001 or

[_]  Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the transition period from ______________ to ______________
Commission file number 1-4456

                         TEXAS EASTERN TRANSMISSION, LP
             (Exact name of registrant as specified in its charter)

               Delaware                                       76-0677232
      (State or other jurisdiction of                      (I.R.S. Employer)
      incorporation or organization)                       Identification No.

      5400 Westheimer Court P.O. Box 1642 Houston, Texas      77251-1642
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

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format. Items 4, 6, 10, 11, 12 and 13 have been omitted in accordance with Instruction (I)(2)(a) and (c). Item 7 has been reduced in accordance with Instruction (I)(2)(a).

All of the registrant's interests are indirectly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

================================================================================

                         TEXAS EASTERN TRANSMISSION, LP
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001
                                TABLE OF CONTENTS

Item                                                                                                     Page
----                                                                                                     ----
                                                   PART I.

 1.  Business..........................................................................................  1
         General.......................................................................................  1
         Competition...................................................................................  2
         Regulation....................................................................................  2
         Environmental Matters.........................................................................  2
         Other Matters.................................................................................  3
 2.  Properties........................................................................................  3
 3.  Legal Proceedings.................................................................................  3

                                                  PART II.

5.   Market for the Registrant's Common Equity and Related Partners' Capital Matters...................  4
7.   Management's Discussion and Analysis of Results of Operations and Financial Condition.............  4
7A.  Quantitative and Qualitative Disclosures About Market Risk........................................ 10
8.   Financial Statements and Supplementary Data....................................................... 11
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............. 29

                                                  PART IV.

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................. 29
     Signatures........................................................................................ 30
     Exhibit Index..................................................................................... 31


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company's reports, filings and other public announcements may include statements that reflect assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Generally, the words "may," "could," "project," "believe," "anticipate," "expect," "estimate," "plan," "forecast," "intend" and similar words identify forward-looking statements, which generally are not historical in nature. All such statements (other than statements of historical facts), including statements regarding operating performance, financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations and events or developments that we expect or anticipate will occur in the future, are forward looking. Forward-looking statements are subject to certain risks and uncertainties that could, and often do, cause actual results to differ from the Company's historical experience and our present expectations or projections. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. Caution should be taken not to place undue reliance on any such forward-looking statements. For a discussion of some factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues - Forward-Looking Statements."

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

The Company is primarily engaged in the interstate transportation and storage of natural gas. The Company's interstate natural gas transmission and storage operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

Executive offices of the Company are located at 5400 Westheimer Court, Houston, Texas 77056-5310, and the telephone number is (713) 627-5400.

The Company's throughput volumes were 1,241 trillion British thermal units
(TBtu) for 2001, 1,312 TBtu for 2000 and 1,254 TBtu for 1999. Approximately one-half of the Company's contracted volumes are under long-term firm service agreements with local distribution company customers in the pipeline's market area. Firm transportation services are also provided to gas marketers, producers, other pipelines, electric power generators and a variety of end-users. In addition, firm and interruptible transportation services are provided to customers on a short-term or seasonal basis. The Company's major customers are in Pennsylvania, New Jersey and New York. Demand for gas transmission on the Company's interstate pipeline system is seasonal, with the highest throughput occurring during the colder periods in the first and fourth quarters.

The Company also provides firm and interruptible open-access storage services. Storage is offered as a stand-alone unbundled service or as part of a no-notice bundled service with transportation. The Company uses two joint venture storage facilities in Pennsylvania and one wholly owned and operated storage field in Maryland to provide storage services. The Company's certificated working capacity in these three fields is 75 billion cubic feet (Bcf). The Company also leases storage capacity.

Total billings for transportation and storage services provided by the Company to Public Service Electric and Gas Company (PSE&G) accounted for approximately 11% of the Company's consolidated revenues during 2001 and 2000, and 12% during 1999. PSE&G was the Company's only customer accounting for 10% or more of consolidated revenues in 2001, 2000 and 1999.

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

REGULATION

The FERC has authority to regulate rates and charges for natural gas transported in or stored for interstate commerce or sold by a natural gas company in interstate commerce for resale. For more information on rate matters, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Liquidity and Capital Resources" and Note 3 to the Consolidated Financial Statements, "Regulatory Matters." The FERC also has authority over the construction and operation of pipeline and related facilities used in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of such facilities. The Company holds certificates of public convenience and necessity issued by the FERC, authorizing it to construct and operate the pipeline, facilities and properties now in operation for which such certificates are required, and to transport and store natural gas in interstate commerce.

As required by FERC regulations, the Company's pipeline operates as an open-access transporter of natural gas, providing unbundled firm and interruptible transportation and storage services on a non-discriminatory basis for all gas supplies, whether purchased from the pipeline or from another gas supplier.

On February 9, 2000, the FERC issued Order 637 which sets forth revisions to its regulations governing short-term natural gas transportation services and policies governing the regulation of interstate natural gas pipelines. See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues-Competition," and Note 3 to the Consolidated Financial Statements, "Regulatory Matters," for more information. The FERC has also implemented regulations governing access to regulated natural gas transmission customer data by non-regulated affiliated entities and services provided between regulated and non-regulated affiliated entities. These regulations affect the Company's activities with some Duke Energy entities.

Notice of Proposed Rulemaking (NOPR). On September 27, 2001 the FERC issued a NOPR announcing that it is considering new regulations regarding standards of conduct that would apply uniformly to natural gas pipelines and electric transmitting public utilities that are currently subject to different gas or electric standards. The proposed standards would change how companies and their affiliates interact and share information by broadening the definition of "affiliate" covered by the standards of conduct, from the more narrow definition in the existing regulations. Various entities filed comments on the NOPR with the FERC, including Duke Energy who filed on December 20, 2001. The matter is currently pending before the FERC.

The Company is subject to the jurisdiction of the Environmental Protection Agency and state environmental agencies. The Company is also subject to the Natural Gas Pipeline Safety Act of 1968, which regulates gas pipeline safety requirements.

ENVIRONMENTAL MATTERS

The Company is subject to federal, state and local regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters. Environmental regulations affecting the Company include, but are not limited to:

..    The Clean Air Act and the 1990 Amendments to the Act, as well as state laws and regulations impacting air emissions that impose responsibilities on owners, operators or both of air emissions sources including obtaining permits and annual compliance and reporting obligations;
..    The Comprehensive Environmental Response, Compensation and Liability Act,
     which can require any individual or entity which may have owned or operated a disposal site, as well as transporters or generators of hazardous wastes which were sent to such site, to share in remediation costs for the site.

The Company owns a site which is currently being investigated for possible cleanup of historic contamination. Third parties may be responsible for some or all of any cleanup costs. In addition, the Company may have some liability at two sites where it is alleged to have sent wastes in the past. Management cannot estimate costs that the Company may be required to incur but does not expect that any such costs will be material.

For more information on environmental matters involving the Company, including possible liability and capital costs, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues - Environmental Matters" and Note 10 to the Consolidated Financial Statements, "Commitments and Contingencies - Environmental." Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise protecting the environment, is not expected to have a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company.

OTHER MATTERS

Foreign operations and export sales are currently not material to the Company's business as a whole.

As of December 31, 2001, the Company had approximately 1,180 employees.

Item 2. Properties.

The Company's gas transmission system extends approximately 1,700 miles from producing fields in the Gulf Coast region of Texas and Louisiana to Ohio, Pennsylvania, New Jersey and New York. It consists of two parallel systems: one has three large-diameter parallel pipelines and the other has from one to three large-diameter pipelines over its length. The Company's system consists of approximately 8,600 miles of pipeline and has 72 compressor stations.

The Company also owns and operates two offshore Louisiana gas supply systems, which extend over 100 miles into the Gulf of Mexico and include 467 miles of its pipeline system.

For information concerning natural gas storage properties, see "Business, General."

Item 3. Legal Proceedings.

See Note 10 to the Consolidated Financial Statements, "Commitments and Contingencies - Litigation" and "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues - Environmental Matters" for a discussion of legal proceedings.

                                    PART II.

Item 5. Market for the Registrant's Common Equity and Related Partners' Capital Matters.

The Company does not have any established public trading market for any of its partners' capital.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Introduction

Texas Eastern Transmission, LP (Texas Eastern) is an indirect wholly owned subsidiary of Duke Energy Corporation (Duke Energy). Texas Eastern and its subsidiaries (the Company) are primarily engaged in the interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic and northeastern states. Interstate natural gas transmission and storage operations are subject to the FERC's rules and regulations.

Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements. Because all of the partnership interests of the Company are owned indirectly by Duke Energy, the following discussion has been prepared in accordance with the reduced disclosure format permitted by Form 10-K for certain issuers that are wholly owned subsidiaries of reporting companies under the Securities Exchange Act of 1934 set forth in General Instruction I (1)(a) and (b) for Form 10-K.

BUSINESS STRATEGY

The Company's business strategy is to continue developing expanded services and incremental projects that meet changing customer needs. The Company's business strategy and growth expectations may vary significantly depending on many factors, including, but not limited to, the pace and direction of industry restructuring, regulatory constraints, acquisition opportunities, market volatility and economic trends.

RESULTS OF OPERATIONS

The Company reported consolidated net income of $228 million in 2001 compared to consolidated net income of $201 million in 2000. Operating income was $408 million in 2001 and $414 million in 2000.

Net income increased 13% for the year due primarily to reduced interest expense as a result of repayment of notes payable to parent in 2000. The decrease in transportation revenues for 2001, which was offset by a decrease in operating expenses, was the result of reduced rates that reflect lower recovery requirements for operating costs, primarily system fuel and FERC Order 636 transition costs.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows. Operating cash flows decreased from $391 million in 2000 to $312 million in 2001, mostly due to reduced revenues associated with transition cost recovery. In 1998, the FERC approved the Company's settlement with customers, which included an accelerated recovery from customers of natural gas transition costs. Effective December 1, 2000, the Company's transportation rates were reduced to reflect the successful recovery of these costs. This rate change is expected to increase the competitiveness of the Company's transportation services.

Investing Cash Flows. The primary use of cash for investing activities is capital expenditures. Capital expenditures were $150 million for 2001 and $102 million for 2000. These expenditures consist primarily of business expansion projects, and renewals and betterments which extend the useful life of property, plant and equipment. Projected 2002 capital expenditures, including allowance for funds used during construction, are approximately $207 million, with market expansion approximating 60% of the capital budget.

All projected capital expenditures are subject to periodic review and revision and may vary significantly depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, acquisition opportunities, market volatility and economic trends.

The Company's growth initiatives, debt repayments and operating requirements are expected to be funded primarily by cash from operations. Management believes the Company has adequate financial resources to meet its future cash flow needs.

Financing Cash Flows. The Company's consolidated capital structure at December 31, 2001, including short-term debt, was 22% debt and 78% partner's capital. Fixed charges coverage, calculated using Securities and Exchange Commission

(SEC) guidelines, was 7.6 times for 2001, 4.1 times for 2000 and 3.9 times for 1999.

During 2001, the Company repaid, at maturity, $100 million of 10% notes, $10 million of 9% medium-term notes and $6 million of 8.35% medium-term notes.

As of December 31, 2001, the Company had an effective SEC shelf registration for up to $750 million in gross proceeds from senior unsecured debt securities.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual cash obligations for each of the years presented.

CONTRACTUAL CASH OBLIGATIONS (in millions)

                                                    Payments Due
                                                    ------------
                                    2002   2003   2004   2005   2006  Thereafter
                                    ----   ----   ----   ----   ----  ----------
Long-term debt (Note 9)             $100   $ -    $115   $ -    $ -      $320
Operating leases (Note 10)             4     3       3     2      1         1
Storage contracts                      4     2       -     -      -         -
                                    ----   ----   ----   ----   ----     ----
Total contractual cash obligations  $108   $ 5    $118   $ 2    $ 1      $321
                                    ====   ====   ====   ====   ====     ====

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk and Accounting Policies

The Company is exposed to market risks associated with commodity prices, credit exposure and interest rates. Management has established comprehensive risk management policies to monitor and manage these market risks. Duke Energy's Policy Committee is responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels. The Policy Committee is composed of senior executives of Duke Energy who receive periodic updates from the Chief Risk Officer (CRO) on market risk positions, corporate exposures, credit exposures and overall results of Duke Energy's risk management activities. The CRO is responsible for the overall management of credit risk and commodity price risk, including monitoring exposure limits.

Hedge Accounting. Hedging typically refers to the mechanism that the Company uses to mitigate volatility associated with price fluctuations. Hedge accounting treatment is used when the Company contracts to buy or sell a commodity such as natural gas liquids (NGLs) at a fixed price for some time in the future corresponding with anticipated physical sales of commodities (cash flow hedge). Since the majority of the Company's hedging transactions are used to protect the value of future cash flows related to the sale of commodities, to the extent the hedge is effective, the Company recognizes in earnings the value of the contract when the commodity is sold.

Commodity Price Risk

The Company is exposed to the impact of market fluctuations in the price of energy-related products marketed. The Company employs established policies and procedures to manage its risks associated with these market fluctuations using commodity derivatives (swaps) for hedge strategies. (See Notes 2 and 8 to the Consolidated Financial Statements.)

Hedging Strategies. The Company is exposed to market fluctuations in the prices of energy commodities related to the Company's operations. The Company closely monitors the risks associated with these commodity price changes on its future operations and, where appropriate, uses various commodity instruments, such as NGL and crude oil contracts to hedge such price risks. Contract terms are up to three years, however, since these contracts are designated and qualify as effective hedge positions of future cash flows of the Company, to the extent that the hedge relationships are effective, their market value change impacts are not recognized in current earnings. The unrealized gains or losses on these contracts are deferred in Other Comprehensive Income (OCI) and included in Other Current or Noncurrent Assets or Liabilities on the Consolidated Balance Sheets, in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Amounts deferred in OCI are realized in earnings concurrently with the transaction being hedged. (See Notes 2 and 8 to the Consolidated Financial Statements.) However, in instances where the hedging contract no longer qualifies for hedge accounting, amounts included in OCI through the date of de-designation remain in OCI until the underlying transaction actually occurs. The derivative contract (if continued as an open position) will be marked to market currently through earnings. Several factors influence the effectiveness of a hedge contract, including commodity price volatility and counterparty credit risk.

The following table shows when gains and losses deferred on the Consolidated Balance Sheets for derivative instruments qualifying as effective cash flow hedges of anticipated future transactions will be recognized into earnings.

Contracts with terms extending several years are generally valued using models and assumptions developed internally or by industry standards. However, as mentioned previously, the gains and losses for these contracts are not recognized in earnings until settlement at their then market price. Therefore, assumptions and valuation techniques for these contracts have no impact on reported earnings prior to settlement.

When available, quoted market prices or prices obtained through external sources are used to verify a contract's fair value. For contracts with a delivery location or duration for which quoted market prices are not available, fair value is determined based on pricing models developed primarily from historical and expected correlations with quoted market prices.

The fair value of the Company's qualifying hedge positions at a point in time is not necessarily indicative of the results realized when such contracts settle.

 =======================================================================================================
              Fair Value of Hedge Position Contracts as of December 31, 2001 (in millions)
 -------------------------------------------------------------------------------------------------------
                                                                 Maturity in 2005     Total Contract
    Maturity in 2002     Maturity in 2003    Maturity in 2004     and Thereafter          Value
 -------------------------------------------------------------------------------------------------------
         $10                    $5                  $1                  $  -                $16
 =======================================================================================================

Based on the sensitivity analyses associated with commodities' price changes, net of the Company's commodity hedge positions, the effect on earnings was not material as of December 31, 2001 or 2000. The Company's qualifying hedge positions protect it from immediate earnings impact for adverse price movements. The resulting gains and losses are deferred on the Consolidated Balance Sheets until cash settlement occurs, provided that the hedge positions remain effective.

These hypothetical adverse impacts do not consider the likely positive impact that price movements would have on the Company's physical sales of commodities which these contracts hedge. The hedge contracts are intended to mitigate the impact that price changes have on the Company's physical positions. Therefore, although the fair value of these positions may decline with adverse price changes, the impact on results would be minimal as the Company's physical positions are inversely affected by such changes.

Credit Risk

The Company's principal customers for natural gas transportation and storage services are industrial end-users and utilities located throughout the Mid-Atlantic and northeastern states. The Company has concentrations of receivables from natural gas and electric utilities and their affiliates, as well as industrial customers and gas marketers throughout these regions. These concentrations of customers may affect the Company's overall credit risk in that certain customers may be similarly affected by changes in economic, regulatory or other factors. Where exposed to credit risk, the Company analyzes the counterparties' financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis.

The Company has terminated substantially all contracts with Enron Corporation and its affiliated companies (collectively, Enron) which has filed for protection under Chapter 11 of the Bankruptcy Code. The Company recorded a non-collateralized accounting exposure of $1 million related to NGL swap contract settlements with Enron. This charge was a direct reduction to earnings before income taxes.

Interest Rate Risk

The Company is exposed to risk resulting from changes in interest rates as a result of its issuance of fixed-rate securities. The Company manages its interest rate exposure by monitoring the effects of market changes in interest rates. The Company had no variable-rate debt at December 31, 2001 and 2000; therefore, the Company's net income would not be affected by changes in interest rates.

CRITICAL ACCOUNTING POLICIES

Cost-Based Regulation. The Company's regulated operations are subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, the Company records assets and liabilities that result from the regulated ratemaking process that would not be recorded under generally accepted accounting principles (GAAP) for non-regulated entities. These regulatory assets and liabilities are classified in the Consolidated Balance Sheets as Regulatory Assets and Deferred Debits, and Deferred Credits and Other Liabilities. The Company periodically evaluates the applicability of SFAS No. 71 and considers factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, the Company may have to reduce its asset balances to reflect a market basis less than cost, and write off the associated regulatory assets.

CURRENT ISSUES

Competition. Wholesale Competition. In 2000, the FERC issued Order 637, which sets forth revisions to its regulations governing short-term natural gas transportation services and policies governing the regulation of interstate natural gas pipelines. "Short-term" has been defined as all transactions of less than one year. Among the significant actions taken were the lifting of the price cap for short-term capacity release by pipeline customers for an experimental 2 1/2-year period ending September 1, 2002, and requiring that interstate pipelines file pro forma tariff sheets to (i) provide for nomination equality between capacity release and primary pipeline capacity; (ii) implement imbalance management services (for which interstate pipelines may charge fees) while at the same time reducing the use of operational flow orders and penalties; and
(iii) provide segmentation rights if operationally feasible. Order 637 also narrowed the right of first refusal to remove economic biases perceived in the current rule. Order 637 imposes significant new reporting requirements for interstate pipelines that were implemented by the Company during 2000. Additionally, Order 637 permitted pipelines to propose peak/off-peak rates and term-differentiated rates, and encourages pipelines to propose experimental capacity auctions. By Order 637-A, issued in 2000, the FERC generally denied requests for rehearing and several parties, including the Company, have filed appeals in the District of Columbia Court of Appeals seeking court review of various aspects of the Order. On February 27, 2002, the FERC issued an order approving, subject to modifications, the pro forma tariff sheets submitted by the Company during the third quarter of 2001. The Company will be filing a request for rehearing of the order with respect to some of the modifications required by the FERC.

Management believes that the effects of these matters will have no material effect on the Company's future consolidated results of operations, cash flows or financial position.

Retail Competition. Changes in regulation to allow retail competition could affect the Company's natural gas transportation contracts with local natural gas distribution companies. While natural gas retail deregulation is in the very early stages of development, management believes the effects of this matter will have no material adverse effect on the Company's future consolidated results of operations, cash flows or financial position.

Environmental. The Company is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

PCB (Polychlorinated Biphenyl) Assessment and Cleanup Programs. In 2001, the Company completed the remaining requirements of a 1989 U.S. Consent Decree regarding the cleanup of PCB-contaminated sites. The Environmental Protection Agency (EPA) certified the completion of all work under the Consent Decree in January 2002. Monitoring of groundwater and remediation at certain sites may continue as required by various state authorities.

Based on the Company's experience to date and costs incurred for cleanup, management believes the resolution of matters relating to the environmental issues discussed above will have no material adverse effect on consolidated results of operations, cash flows or financial position.

The Company owns a site which is currently being investigated for possible cleanup of historic contamination. Third parties may be responsible for some or all of any cleanup costs. In addition, the Company may have some liability at two sites where it is alleged to have sent wastes in the past. Management cannot estimate costs that the Company may be required to incur but does not expect that any such costs will be material.

Air Quality Control. In 1998, the EPA issued a final rule on regional ozone control that required 22 eastern states and the District of Columbia to revise their State Implementation Plans (SIPs) to significantly reduce emissions of nitrogen oxide by May 1, 2003. The EPA's rule was challenged in court by various states, industry and other interests, including the Company's parent, Duke Energy. In 2000, the court upheld most aspects of the EPA rule. The same court subsequently extended the compliance deadline for implementation of emission reductions to May 31, 2004.

In 2000, the EPA finalized another ozone-related rule under Section 126 of the Clean Air Act (CAA). Section 126 of the CAA has virtually identical emission control requirements as the 1998 action. In addition to the Section 126 rule, the EPA is in the process of finalizing new requirements for EPA approved state programs regarding the control of emissions of nitrogen oxides (NOx). Section 126 affects the large turbines and the NOx state program requirements affect large reciprocating engines. The compliance date for both the Section 126 rule and the state NOx requirements is May 1, 2003. In addition to these regulatory developments, several states are in the process of finalizing ozone-related rules that will affect smaller turbines and reciprocating engines. The anticipated compliance date for most of these state rules for smaller sources is January 1, 2005. Finally, the EPA is also in the process of issuing a new standard under the National Emission Standards for Hazardous Pollutants (NESHAP) for control of formaldehyde emissions. This rule will affect facilities with a significant amount of reciprocating engine capacity. The anticipated compliance date of this NESHAP rule is 2004. Management estimates the Company will spend up to $85 million in capital costs for additional emission controls through 2006 to comply with these new EPA and state rules.

Global Climate Change. In 1997, the United Nations held negotiations in Kyoto, Japan to determine how to minimize global warming. The resulting Kyoto Protocol prescribed, among other greenhouse gas emission reduction tactics, methane emission reductions from natural gas operations. The high-level operational framework for implementing the Kyoto Protocol was agreed to in November 2001. If the Kyoto Protocol were to be implemented in its current form, it could have far-reaching implications for the Company and the entire energy industry. However, the outcome and timing of these implications are highly uncertain, and the Company cannot estimate the effects on future consolidated results of operations, cash flows or financial position. The Company remains engaged in discussions with those developing public policy initiatives and continuously assesses the commercial implications for its markets.

Notice of Proposed Rulemaking (NOPR). On September 27, 2001, the FERC issued a NOPR announcing that it is considering new regulations regarding standards of conduct that would apply uniformly to natural gas pipelines and electric transmitting public utilities that are currently subject to different gas or electric standards. The proposed standards would change how companies and their subsidiaries interact and share information by broadening the definition of "affiliate" covered by the standards of conduct, from the more narrow definition in the existing regulations. Various entities filed comments on the NOPR with the FERC, including the Company's parent, Duke Energy, who filed on December 20, 2001. The matter is currently pending before the FERC.

Litigation and Contingencies. For information concerning litigation and other commitments and contingencies, see Note 10 to the Consolidated Financial Statements.

New Accounting Standards. In June 2001, the Financial Accounting Standards Board
(FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

SFAS No. 141 requires that all business combinations initiated (as defined by the standard) after June 30, 2001 be accounted for using the purchase method. Companies may no longer use the pooling method of accounting for future combinations.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and was adopted by the Company as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. The standard also requires certain identifiable intangible assets to be recognized separately and amortized as appropriate. No such intangibles have been identified by the Company. The Company expects the adoption of SFAS No. 142 to have an impact on future financial statements, due to the discontinuation of goodwill amortization expense. For 2001, pre-tax goodwill amortization expense was $5 million. The FASB and the Emerging Issues Task Force continue to respond to questions to clarify key aspects of SFAS No.
142. The Company does not expect to record any impairment in 2002 as a result of implementing SFAS No. 142.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. It is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. The Company is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new rules supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions, but significantly change the criteria for classifying an asset as held-for-sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has evaluated the new standard, and management believes that it will have no material adverse effect on the Company's consolidated results of operations or financial position.

Forward-Looking Statements. The Company's reports, filings and other public announcements may include statements that reflect assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Generally, the words "may," "could," "project," "believe," "anticipate," "expect," "estimate," "plan," "forecast," "intend" and similar words identify forward-looking statements, which generally are not historical in nature. All such statements (other than statements of historical facts), including statements regarding operating performance, financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations and events or developments that we expect or anticipate will occur in the future, are forward looking. Forward-looking statements are subject to certain risks and uncertainties that could, and often do, cause actual results to differ from the Company's historical experience and our present expectations or projections. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. Caution should be taken not to place undue reliance on any such forward-looking statements.

Factors that could cause actual results to differ materially from the expectations expressed or implied in such forward-looking statements include, but are not limited to: state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree at which competition enters the natural gas industry; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which the Company is subject or other external factors over which the Company has no control; the results of financing efforts, including the Company's ability to obtain financing on favorable terms, which can be affected by the Company's credit rating and general economic conditions; level of creditworthiness of counterparties to transactions; growth opportunities for the Company; and the effect of accounting policies issued periodically by accounting standard-setting bodies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk."

Item 8. Financial Statements and Supplementary Data.

                         TEXAS EASTERN TRANSMISSION, LP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (In millions)

                                                        Years Ended December 31,
                                                        ------------------------
                                                          2001    2000    1999
                                                        -------  ------  -------

Operating Revenues
   Transportation of natural gas                           $611   $723    $775
   Storage of natural gas and other services                181    180     127
                                                        -------  ------  -------
    Total operating revenues                                792    903     902
                                                        -------  ------  -------
Operating Expenses
   Operation and maintenance                                253    350     361
   Depreciation and amortization                             89     92      86
   Property and other taxes                                  42     47      45
                                                        -------  ------  -------
    Total operating expenses                                384    489     492
                                                        -------  ------  -------
Operating Income                                            408    414     410

Other Income and Expenses                                     3      3      11

Interest Expense                                             51    100     106
                                                        -------- ------  -------

Earnings Before Income Taxes                                360    317     315

Income Taxes                                                132    116     117
                                                        -------  ------  -------
Net Income                                                 $228   $201    $198
                                                        =======  ======  =======

                 See Notes to Consolidated Financial Statements.

                      TEXAS EASTERN TRANSMISSION, LP
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                  Years Ended December 31,
                                                                ----------------------------
                                                                 2001       2000      1999
                                                                 ----       ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                   $ 228    $    201   $  198
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                               93         96        90
      Deferred income taxes                                       38        (12)        4
      Transition cost recoveries                                   -         82        96
      (Increase) decrease in
         Receivables                                              11         (2)        9
         Inventory                                                 1          1       (15)
         Other current assets                                      5        (12)       (3)
      Increase (decrease) in
         Accounts payable                                          -          3        (1)
         Taxes accrued                                           (20)        11        26
         Other current liabilities                               (27)        17       (15)
     Regulatory assets and deferred debits                       (24)        10        11
     Deferred credits and other liabilities                        7         (4)      (21)
                                                               -------  --------   -------
         Net cash provided by operating activities                312        391       379
                                                               -------  --------   -------


CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                          (150)      (102)     (131)
  Net (increase) decrease in advances receivable - affiliate     (54)       935      (200)
  Retirements and other                                            8          7         1
                                                               -------  --------   -------
         Net cash (used in) provided by investing activities    (196)       840      (330)
                                                               -------  --------   -------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the issuance of long-term debt                     -        300         -
  Payments for the redemption of long-term debt                 (116)      (200)      (49)
  Repayment of notes payable to parent                             -       (605)        -
  Dividends paid                                                   -       (726)        -
                                                               -------  --------   -------
         Net cash used in financing activities                  (116)    (1,231)      (49)
                                                               -------  ---------  -------

  Net change in cash and cash equivalents                          -          -         -

  Cash and cash equivalents at beginning of year                   -          -         -
                                                              -------   --------   -------
  Cash and cash equivalents at end of year                     $   -    $     -    $    -
                                                              =======   ========   =======

Supplemental Disclosures
  Cash paid for interest, net of amount capitalized            $  52    $   138    $  102
  Cash paid for income taxes                                   $ 117    $   123    $  103
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

                See Notes to Consolidated Financial Statements.

                         TEXAS EASTERN TRANSMISSION, LP
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                                December 31,
                                                           -------------------
                                                             2001        2000
                                                           -------     -------
ASSETS

Current Assets
       Accounts receivable                                 $    76     $    85
       Inventory                                                25          26
       Other                                                    35         127
                                                           -------     -------
            Total current assets                               136         238
                                                           -------     -------

Investments and Other Assets
       Advances receivable - affiliate                         386         332
       Goodwill, net of accumulated amortization               136         141
                                                           -------     -------
            Total investments and other assets                 522         473
                                                           -------     -------

Property, Plant and Equipment
       Cost                                                  3,888       3,767
       Less accumulated depreciation and amortization        1,193       1,135
                                                           -------     -------
            Net property, plant and equipment                2,695       2,632
                                                           -------     -------

Regulatory Assets and Deferred Debits                          159         182
                                                           -------     -------

       Total Assets                                        $ 3,512     $ 3,525
                                                           =======     =======

                 See Notes to Consolidated Financial Statements.

                         TEXAS EASTERN TRANSMISSION, LP
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                                              December 31,
                                                                        ---------------------
                                                                          2001          2000
                                                                        --------      -------
LIABILITIES AND PARTNERS'/STOCKHOLDER'S EQUITY

Current Liabilities
       Accounts payable                                                 $     13      $    13
       Taxes accrued                                                         148          168
       Current maturities of long-term debt                                  100          116
       Other                                                                  82          231
                                                                        --------      -------
            Total current liabilities                                        343          528
                                                                        --------      -------

Long-term Debt                                                               435          535
                                                                        --------      -------

Deferred Credits and Other Liabilities
       Deferred income taxes                                                 658          626
       Other                                                                 158          156
                                                                        --------      -------
            Total deferred credits and other liabilities                     816          782
                                                                        --------      -------

Commitments and Contingencies
Partners' Stockholder's Equity
       Paid-in capital                                                         -        1,485
       Retained earnings                                                       -          195
       Partners' capital                                                   1,908            -
       Accumulated other comprehensive income                                 10            -
                                                                        --------      -------
            Total partners' stockholder's equity                           1,918        1,680
                                                                        --------      -------
       Total Liabilities and Partners'/Stockholder's Equity             $  3,512      $ 3,525
                                                                        ========      =======

                 See Notes to Consolidated Financial Statements.

                         TEXAS EASTERN TRANSMISSION, LP
      CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL AND STOCKHOLDER'S EQUITY
                                  (In millions)

                                                                             Common   Paid-in   Retained    Partnership
                                                                              Stock   Capital   Earnings       Units         Total
===================================================================================================================================
Balance January 1, 1999                                                        $ -    $ 1,464     $ 522     $     -        $ 1,986
-----------------------------------------------------------------------------------------------------------------------------------

      Net income                                                                                    198                        198
      Capital contribution from parent                                                     18                                   18

-----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999                                                      $ -    $ 1,482     $ 720     $     -        $ 2,202
-----------------------------------------------------------------------------------------------------------------------------------

      Net income                                                                                    201                        201
      Dividends paid                                                                               (726)                      (726)
      Other                                                                                 3                                    3

-----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2000                                                      $ -    $ 1,485     $ 195     $     -        $ 1,680
-----------------------------------------------------------------------------------------------------------------------------------

      Net income- January 1, 2001 through April 15, 2001                                             79                         79
      Other comprehensive loss - January 1, 2001 through April 15, 2001                              (6)                        (6)
      April 16, 2001- Change in ownership structure                                    (1,485)     (268)      1,753              -
      Net income- April 16, 2001 through December 31, 2001                                                      149            149
      Other comprehensive income- April 16, 2001 through December 31, 2001                                       16             16
-----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2001                                                      $ -    $     -     $   -     $ 1,918        $ 1,918
===================================================================================================================================

                 See Notes to Consolidated Financial Statements.

                         TEXAS EASTERN TRANSMISSION, LP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (In millions)

                                                                    Years Ended December 31,
                                                                  ----------------------------
                                                                   2001       2000       1999
                                                                  ------     ------     ------
Net Income                                                        $ 228      $ 201      $ 198

Other Comprehensive Income, net of tax
    Cumulative effect of change in accounting principle              (2)         -          -
    Unrealized net gain on cash flow hedges                           7          -          -
    Reclassification adjustment into earnings                         5          -          -
                                                                  ------     ------     ------
        Total Other Comprehensive Income                             10          -          -

                                                                  ------     ------     ------
Total Comprehensive Income                                        $ 238      $ 201      $ 198
                                                                  ======     ======     ======

                 See Notes to Consolidated Financial Statements.

                  Notes to Consolidated Financial Statements
              For The Years Ended December 31, 2001, 2000 and 1999

Note 1. Nature of Operations

On April 16, 2001, Texas Eastern Transmission Corporation (TETCO), a Delaware corporation, changed its form of organization from a corporation to a limited partnership. Pursuant to the conversion, all rights and liabilities of TETCO vested in Texas Eastern Transmission, LP, a Delaware limited partnership (together with its subsidiaries, the "Company"). As a result of the conversion, retained earnings of $268 million and paid-in capital of $1,485 million was reclassified as partnership equity. There was no effect on the Company's results of operations, cash flows or financial position as a result of this conversion. The company is an indirect, wholly owned subsidiary of Duke Energy Corporation (Duke Energy).

The Company is primarily engaged in the interstate transportation and storage of natural gas. The Company's interstate natural gas transmission and storage operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

Note 2. Summary of Significant Accounting Policies

Consolidation. The Consolidated Financial Statements include the accounts of the Company and all majority-owned subsidiaries, after eliminating significant intercompany transactions and balances.

Conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Although these estimates are based on management's best available knowledge of current and expected future events, actual results could be different from those estimates.

Inventory. Inventory consists primarily of materials and supplies and natural gas held for storage and is recorded at the lower of cost or market value, primarily using the average cost method.

Accounting for Hedges. The Company enters into derivative transactions that are hedges of the future cash flows of forecasted transactions (cash flow hedges). These derivatives are recorded on the Consolidated Balance Sheets at their fair value as Regulatory Assets and Deferred Debits or Deferred Credits and Other Liabilities, as appropriate.

For hedge contracts, the Company formally assesses, both at the hedge contract's inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in fair values or cash flows of hedged items.

When available, quoted market prices or prices obtained through external sources are used to verify a contract's fair value. For contracts with a delivery location or duration for which quoted market prices are not available, fair value is determined based on pricing models developed primarily from historical and expected correlations with quoted market prices.

Values are adjusted to reflect the potential impact of liquidating the positions held in an orderly manner over a reasonable time period under current conditions. Changes in market price and management estimates directly affect the estimated fair value of these contracts. Accordingly, it is reasonably possible that such estimates may change in the near term.

Cash Flow Hedges. Changes in the fair value of a derivative designated and qualified as a cash flow hedge are included in the Consolidated Statements of Partners' Capital and Stockholder's Equity and the Consolidated Statements of Comprehensive Income as Other Comprehensive Income (OCI) until earnings are affected by the hedged item. Settlement amounts and ineffective portions of cash flow hedges are removed from OCI and recorded in the Consolidated Statements of Operations in the same accounts as the item being hedged. The Company discontinues hedge accounting prospectively when it is determined that the derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged transaction will occur. When hedge accounting is discontinued because the derivative no longer qualifies as an effective hedge, the derivative continues to be carried on the Consolidated Balance Sheets at its fair value, with subsequent changes in its fair value recognized in current-period earnings. Gains and losses related to discontinued hedges that were previously accumulated in OCI will remain in OCI until earnings are affected by the hedged item, unless it is no longer probable that the hedged transaction will occur. Gains and losses that were accumulated in OCI will be immediately recognized in current-period earnings for hedged transactions that will no longer occur.

Gas Imbalances. Gas imbalances occur as a result of differences in volumes of gas received and delivered. Gas imbalance receivables and payables are valued at market. See Note 5 to the Consolidated Financial Statements for more information.

Goodwill. Goodwill is the cost of an acquisition less the fair value of the net assets of the acquired business. Prior to January 1, 2002, the amount of goodwill related to the purchase of Texas Eastern Corporation and its subsidiaries in 1989 was amortized on a straight-line basis over 40 years. The amount of goodwill reported on the Consolidated Balance Sheets as of December 31, 2001 was $136 million, net of accumulated amortization of $109 million. The amount of goodwill as of December 31, 2000 was $141 million, net of accumulated amortization of $104 million. The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002. For information on the impact of SFAS No. 142 on goodwill and goodwill amortization see the New Accounting Standards section of this footnote.

Property, Plant and Equipment. Property, plant and equipment are stated at cost less accumulated depreciation. The Company capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of funds used during construction. The cost of renewals and betterments that extend the useful life of property, plant and equipment is also capitalized. The cost of repairs, replacements and major maintenance projects is expensed as it is incurred. Depreciation is generally computed using the straight-line method. The composite weighted-average depreciation rates were 2.4% for 2001, 2.3% for 2000 and 2.3% for 1999.

When the Company retires its regulated property, plant and equipment, it charges the original cost plus the cost of retirement, less salvage, to accumulated depreciation and amortization. When it sells entire regulated operating units, or retires or sells non-regulated properties, the property and related accumulated depreciation and amortization accounts are reduced. Any gain or loss is recorded as income, unless otherwise required by the FERC.

Impairment of Long-Lived Assets. The Company reviews the recoverability of long-lived assets and intangible assets when circumstances indicate that the carrying amount of the asset may not be recoverable. This evaluation is based on various analyses, including undiscounted cash flow projections. For the years ended 2001, 2000 and 1999, there were no impairments recorded by the Company for its long-lived or intangible assets.

Unamortized Debt Premium, Discount and Expense. Premiums, discounts and expenses with the issuance of outstanding long-term debt are amortized over the terms of the debt issues. Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations used to finance regulated assets and operations are amortized consistent with regulatory treatment of those items where appropriate.

Environmental Expenditures. The Company expenses environmental expenditures that relate to conditions caused by past operations that do not generate current or future revenue. Environmental expenditures related to operations that generate current or future revenues are expensed or capitalized as appropriate. Liabilities are recorded when environmental assessments and/or cleanups are probable and the costs can be reasonably estimated.

Cost-Based Regulation. The Company's regulated operations are subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, the Company records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. These regulatory assets and liabilities are classified in the Consolidated Balance Sheets as Regulatory Assets and Deferred Debits, and Deferred Credits and Other Liabilities. (See Note 3.) The Company periodically evaluates the applicability of SFAS No. 71 and considers factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, the Company may have to reduce its asset balances to reflect a market basis less than cost, and write off the associated regulatory assets.

Revenues. Revenues on natural gas transportation and storage are recognized when the service is provided. Pending final approval of rate cases, a portion of the revenues is subject to possible refund, and reserves are established where required. However, there were no outstanding rate cases and no related reserves were recorded as of December 31, 2001 or 2000.

Total billings for transportation and storage services provided by the Company to Public Service Electric and Gas Company accounted for approximately 11% of consolidated revenues for 2001 and 2000, and 12% for 1999. No other customer accounted for 10% or more of consolidated revenues in 2001, 2000 or 1999.

Allowance for Funds Used During Construction (AFUDC). AFUDC represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated facilities. AFUDC is a non-cash item and is recognized as Property, Plant and Equipment cost, with offsetting credits to Other Income and Expenses and to Interest Expense. After construction is completed, the Company is permitted to recover these costs, including a fair return, by including them in the rate base and in the depreciation provision. The total amount of AFUDC included in Other Income and Expenses and Interest Expense was $4 million in 2001, $1 million in 2000 and $5 million in 1999.

Rates used for capitalization of AFUDC by the Company's regulated operations are calculated in compliance with GAAP rules.

Income Taxes. Duke Energy and its subsidiaries file a consolidated federal income tax return. The Company's limited partner filed an election with the Internal Revenue Service to be taxed as a C-corporation for federal income tax purposes. The Company will also be subject to corporate income tax as a division of the limited partner. Federal income taxes have been provided by the Company on the basis of its separate company income and deductions in accordance with established practices of the consolidated group. Deferred income taxes have been provided for temporary differences. These occur when there are differences between the GAAP and tax carrying amounts of assets and liabilities. These differences create taxable or tax-deductible amounts for future periods. Investment tax credits have been deferred and are being amortized over the estimated useful lives of the related properties.

Cumulative Effect of Change in Accounting Principle. The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative effect adjustment reducing OCI and Common Stockholder's Equity by $2 million. During 2001, the Company reclassified as earnings $1 million of losses from OCI for derivatives included in the transition adjustment related to hedge transactions that settled. The amount reclassified out of OCI will be different from the amount included in the transition adjustment due to market price changes since January 1, 2001 and other contracts the Company has entered.

New Accounting Standards. In June 2001, the Financial Accounting Standards Board
(FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

SFAS No. 141 requires that all business combinations initiated (as defined by the standard) after June 30, 2001 be accounted for using the purchase method. Companies may no longer use the pooling method of accounting for future combinations.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and was adopted by the Company as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. The standard also requires certain identifiable intangible assets to be recognized separately and amortized as appropriate. No such intangibles have been identified at the Company. The Company expects the adoption of SFAS No. 142 to have an impact on future financial statements, due to the discontinuation of goodwill amortization expense. For 2001, pre-tax goodwill amortization expense was $5 million. The FASB and the Emerging Issues Task Force continue to respond to questions to clarify key aspects of SFAS No.
142. The Company does not expect to record any impairment in 2002 as a result of implementing SFAS No. 142.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. It is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. The Company is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new rules supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions, but significantly change the criteria for classifying an asset as held-for-sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has evaluated the new standard, and management believes that it will have no material adverse effect on the Company's consolidated results of operations or financial position.

Reclassifications. Certain amounts reported in prior periods have been reclassified in the Consolidated Financial Statements to conform to current classifications.

Note 3. Regulatory Matters

Regulatory Assets and Liabilities

The Company's regulated operations are subject to SFAS No. 71. Accordingly, the Company records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. (See
Note 2.) The following table details the Company's regulatory assets and liabilities.

===================================================================================================
Regulatory Assets and Liabilities (in millions)
---------------------------------------------------------------------------------------------------
                                                                         December 31,
                                                             --------------------------------------
Assets (Liabilities)                                               2001               2000
---------------------------------------------------------------------------------------------------
Loss on reacquired debt/a/                                          $27                 $31
Regulatory asset related to income taxes/a/                          22                  16
Environmental cleanup costs/a/                                       28                  27
Gain on sale of property/b/                                          (2)                 (2)
===================================================================================================

/a/ Included in Regulatory Assets and Deferred Debits on the Consolidated
    Balance Sheets

/b/ Included in Deferred Credits and Other Liabilities on the Consolidated
    Balance Sheets

In 2000, the FERC issued Order 637, which sets forth revisions to its regulations governing short-term natural gas transportation services and policies governing the regulation of interstate natural gas pipelines. "Short-term" has been defined as all transactions of less than one year. Among the significant actions taken are the lifting of the price cap for short-term capacity release by pipeline customers for an experimental 2 1/2-year period ending September 1, 2002, and requiring interstate pipelines to file pro forma tariff sheets to (i) provide for nomination equality between capacity release and primary pipeline capacity; (ii) implement imbalance management services (for which interstate pipelines may charge fees) while at the same time reducing the use of operational flow orders and penalties; and (iii) provide segmentation rights if operationally feasible. Order 637 also narrows the right of first refusal to remove economic biases perceived in the current rule. Order 637 imposes significant new reporting requirements for interstate pipelines that were implemented by the Company during 2000. Additionally, Order 637 permits pipelines to propose peak/off-peak rates and term-differentiated rates, and encourages pipelines to propose experimental capacity auctions. By Order 637-A, issued in 2000, the FERC generally denied requests for rehearing and several parties, including the Company's parent, Duke Energy, have filed appeals in the District of Columbia Court of Appeals seeking court review of various aspects of the Order. On February 27, 2002 the FERC issued an order approving, subject to modifications, the pro forma tariff sheets submitted by the Company during the third quarter of 2001. The Company will be filing a request for rehearing of the order with respect to some of the modifications required by the FERC.

Management believes the effects of these matters will have no material adverse effect on the Company's future consolidated results of operations, cash flows or financial position.

Notice of Proposed Rulemaking (NOPR). On September 27, 2001, the FERC issued a NOPR announcing that it is considering new regulations regarding standards of conduct that would apply uniformly to natural gas pipelines and electric transmitting public utilities that are currently subject to different gas or electric standards. The proposed standards would change how companies and their affiliates interact and share information by broadening the definition of "affiliate" covered by the standards of conduct, from the more narrow definition in the existing regulations. Various entities filed comments on the NOPR with the FERC, including the Company's parent, Duke Energy, who filed on December 20, 2001. The matter is currently pending before the FERC.

Note 4. Related Party Transactions

===================================================================================
Income Statement Transactions (in millions)
-----------------------------------------------------------------------------------
                                                  For the Years Ended December 31,
                                              -------------------------------------
                                                  2001         2000         1999
                                              -------------------------------------
Transportation of natural gas                      $30          $32          $42
Storage of natural gas and other services           97           93           21
Operation and maintenance/a/                        61           56           80
Interest expense                                     -           46           48
====================================================================================

/a/ Includes allocated retirement plan costs

=======================================================================
Balance Sheet Transactions (in millions)
-----------------------------------------------------------------------
                                                    December 31,
                                              -------------------------
                                                  2001         2000
                                              -------------------------
Accounts receivable                             $    3       $    6
Taxes accrued                                       99          128
========================================================================

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

Note 5. Gas Imbalances

The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered. Other Current Assets include $15 million as of December 31, 2001 and $101 million as of December 31, 2000, and Other Current Liabilities include $41 million as of December 31, 2001 and $156 million as of December 31, 2000, related to gas imbalances. Natural gas volumes owed to (from) the Company are valued at natural gas market prices as of the balance sheet dates. When comparing 2001 and 2000, the decreased balances are primarily the result of significantly decreased market prices for natural gas.

Note 6. Income Taxes

==============================================================================================
 Income Tax Expense (in millions)
----------------------------------------------------------------------------------------------
                                                            For the Years Ended December 31,
                                                         -------------------------------------
                                                             2001         2000          1999
                                                         -------------------------------------
 Current income taxes
   Federal                                                  $   90      $   120       $  103
   State                                                         4            8           10
                                                         -------------------------------------
     Total current income taxes                                 94          128          113
                                                         -------------------------------------
 Deferred income taxes, net
   Federal                                                      34          (11)           4
   State                                                         4           (1)           -
                                                         -------------------------------------
     Total deferred income taxes, net                           38          (12)           4
                                                         -------------------------------------
 Total income tax expense                                   $  132      $   116       $  117
==============================================================================================

==============================================================================================
 Income Tax Expense Reconciliation to Statutory Rate (in millions)
----------------------------------------------------------------------------------------------
                                                           For the Years Ended December 31,
                                                         -------------------------------------
                                                            2001         2000         1999
                                                         -------------------------------------
 Income tax, computed at the statutory rate of 35%         $  126       $  111       $  110
 Adjustments resulting from:
   State income tax, net of federal income tax effect           6            5            7
                                                         -------------------------------------
 Total income tax expense                                  $  132       $  116       $  117
----------------------------------------------------------------------------------------------
 Effective tax rate                                          36.7%        36.6%        37.1%
==============================================================================================

================================================================================
 Net Deferred Income Tax Liability Components (in millions)
--------------------------------------------------------------------------------
                                                              December 31,
                                                        ------------------------
                                                            2001        2000
                                                        ------------------------
 Deferred credits and other liabilities                   $   52      $   67
 Environmental cleanup liabilities                            18          18
                                                        ------------------------
      Total deferred income tax assets                        70          85
                                                        ------------------------
 Property, plant and equipment                              (613)       (633)
 Regulatory assets and deferred debits                       (42)        (32)
 Other comprehensive income                                   (5)          -
 Environmental cleanup costs                                 (10)        (10)
                                                        ------------------------
      Total deferred income tax liabilities                 (670)       (675)
                                                        ------------------------
 State deferred income tax, net of federal tax effect        (58)        (24)
                                                        ------------------------
 Total net deferred income tax liability                    (658)       (614)
 Portion classified as current asset                           -          12
                                                        ------------------------
 Noncurrent liability                                     $ (658)     $ (626)
================================================================================

Note 7. Property, Plant and Equipment

================================================================================
 Net Property, Plant and Equipment (in millions)
--------------------------------------------------------------------------------
                                                               December 31,
                                                        ------------------------
                                                            2001         2000
                                                        ------------------------
 Transmission                                             $ 3,543      $ 3,471
 Other                                                        345          296
                                                        ------------------------
      Total property, plant, and equipment                  3,888        3,767
 Less accumulated depreciation and amortization             1,193        1,135
                                                        ------------------------
      Net property, plant and equipment             $ 2,695      $ 2,632
================================================================================

Note 8. Derivative Instruments, Hedging Activities and Credit Risk

The Company is exposed to the impact of market fluctuations in the price of energy-related products marketed and purchased. The Company employs established policies and procedures to manage its risks associated with these market fluctuations using commodity derivatives (swaps) for hedge strategies.

Commodity Cash Flow Hedges. The Company is exposed to the impact of market fluctuations in the prices of various commodities related to the Company's operations. The Company closely monitors the potential impacts of commodity price changes, and where appropriate, enters into contracts to protect margins for a portion of future revenues. The Company uses commodity instruments (swaps) as cash flow hedges for commodities such as natural gas liquids (NGL) transactions. The Company is hedging exposures to the price variability of these commodities for a maximum of three years.

The ineffective portion of commodity cash flow hedges and the amount recognized for transactions that no longer qualified as cash flow hedges were not material in 2001. As of December 31, 2001, $7 million of after-tax deferred net gains on derivative instruments accumulated in OCI are expected to be reclassified to earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities markets, the corresponding value in OCI is subject to change prior to its reclassification into earnings.

Financial Instruments. The Company's financial instruments include $535 million of long-term debt (including current maturities) with an approximate fair value of $598 million as of December 31, 2001 and $651 million of debt with an approximate fair value of $711 million as of December 31, 2000. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 2001 and 2000 are not necessarily indicative of the amounts the Company could have realized in current markets.

The fair values of Advances Receivable - Parent are not readily determinable since such amounts are carried as open accounts. See Note 4.

Credit Risk. The Company's principal customers for natural gas transportation and storage services are industrial end-users and utilities located throughout the Mid-Atlantic and northeastern states. The Company has concentrations of receivables from natural gas and electric utilities and their affiliates, as well as industrial customers and gas marketers throughout these regions. These concentrations of customers may affect the Company's overall credit risk in that certain customers may be similarly affected by changes in economic, regulatory or other factors. Where exposed to credit risk, the Company analyzes the counterparties' financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis.

The Company terminated substantially all contracts with Enron Corporation and its affiliated companies (collectively, Enron) which has filed for protection under chapter 11 of the Bankruptcy Code. The Company recorded a non-collateralized accounting exposure of $1 million related to NGL swap contract settlements with Enron. This charge was a direct reduction to earnings before income taxes.

Note 9. Long-term Debt

===============================================================================================
 Debt (in millions)
-----------------------------------------------------------------------------------------------
                                                                             December 31,
                                                                      -------------------------
                                                           Year Due        2001         2000
                                                        ---------------------------------------
 Notes Payable
    7.3% - 8.25%                                         2002 - 2010      $  500      $  600
 Medium term, Series A, 7.92% - 9.07%                    2004 - 2012          35          51
                                                                      -------------------------
    Total debt                                                               535         651
 Current maturities of long-term debt                                       (100)       (116)
                                                                      -------------------------
    Total long-term portion                                               $  435      $  535
===============================================================================================

========================================================
 Annual Maturities (in millions)
--------------------------------------------------------
 2002                                            $  100
 2003                                                 -
 2004                                               115
 2005                                                 -
 2006                                                 -
 Thereafter                                         320
                                                --------
    Total long-term debt                         $  535
========================================================

Note 10. Commitments and Contingencies

Environmental. The Company is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

PCB (Polychlorinated Biphenyl) Assessment and Cleanup Programs. In 2001, the Company completed the remaining requirements of a 1989 U.S. Consent Decree regarding the cleanup of PCB-contaminated sites. The Environmental Protection Agency (EPA) certified the completion of all work under the Consent Decree in January 2002. Monitoring of groundwater and remediation at certain sites may continue as required by various state authorities.

Based on the Company's experience to date and costs incurred for cleanup, management believes the resolution of matters relating to the environmental issues discussed above will have no material adverse effect on consolidated results of operations, cash flows or financial position.

The Company owns a site which is currently being investigated for possible cleanup of historic contamination. Third parties may be responsible for some or all of any cleanup costs. In addition, the Company may have some liability at two sites where it is alleged to have sent wastes in the past. Management cannot estimate costs that the Company may be required to incur but does not expect that any such costs will be material.

Air Quality Control. In 1998, the EPA issued a final rule on regional ozone control that required 22 eastern states and the District of Columbia to revise their State Implementation Plans (SIPs) to significantly reduce emissions of nitrogen oxide by May 1, 2003. The EPA's rule was challenged in court by various states, industry and other interests, including the Company's parent, Duke Energy. In 2000, the court upheld most aspects of the EPA rule. The same court subsequently extended the compliance deadline for implementation of emission reductions to May 31, 2004.

In 2000, the EPA finalized another ozone-related rule under Section 126 of the Clean Air Act (CAA). Section 126 of the CAA has virtually identical emission control requirements as the 1998 action. In addition to the Section 126 rule, the EPA is in the process of finalizing new requirements for EPA approved state programs regarding the control of emissions of nitrogen oxides (NOx). Section 126 affects large turbines and the NOx state program requirements affect large reciprocating engines. The compliance date for both the Section 126 rule and the state NOx requirements is May 1, 2003. In addition to these regulatory developments, several states are in the process of finalizing ozone-related rules that will affect smaller turbines and reciprocating engines. The anticipated compliance date for most of these state rules for smaller sources is January 1, 2005. Finally, the EPA is also in the process of issuing a new standard under the National Emission Standards for Hazardous Pollutants (NESHAP) for control of formaldehyde emissions. This rule will affect facilities with a significant amount of reciprocating engine capacity. The anticipated compliance date of this NESHAP rule is 2004. Management estimates the Company will spend up to $85 million in capital costs for additional emission controls through 2006 to comply with these new EPA and state rules.

Litigation. The Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding performance, contracts and other matters arising in the ordinary course of business, some of which involve substantial amounts. Management believes that the final disposition of these proceedings will have no material adverse effect on consolidated results of operations, cash flows or financial position.

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

Management believes that these commitments and contingencies will have no material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

Leases. The Company leases assets in several areas of operations. Consolidated rental expense for operating leases was $7 million in 2001, $7 million in 2000 and $6 million in 1999. Future minimum rental payments under operating leases for the years 2002 through 2006 are $4 million, $3 million, $3 million, $2 million and $1 million, respectively, with $1 million payable thereafter.

Note 11. Employee Benefit Plans

Retirement Plan. The Company participates in Duke Energy's non-contributory defined benefit retirement plan that covers most employees with minimum service requirements using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit based upon a percentage (which may vary with age and years of service) of current eligible earnings and current interest credits.

Duke Energy's policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. The fair value of Duke Energy's plan assets was $2,470 million as of December 31, 2001 and $3,038 million as of December 31, 2000. The projected benefit obligations were $2,528 million as of December 31, 2001 and $2,586 million as of December 31, 2000.

==============================================================================================
 Assumptions Used in Duke Energy's Pension and Other Postretirement Benefits Accounting/a/
----------------------------------------------------------------------------------------------
 (Percent)                                               2001            2000           1999
----------------------------------------------------------------------------------------------
 Discount rate                                           7.25            7.50           7.50
 Salary increase                                         4.94            4.53           4.50
 Expected long-term rate of return on plan assets        9.25            9.25           9.25
==============================================================================================
a Reflects weighted averages across all plans.

The Company's net periodic pension benefit, as allocated by Duke Energy, was $7 million for 2001, $7 million for 2000 and $6 million for 1999.

Duke Energy also sponsors, and the Company participates in, an employee savings plan that covers substantially all employees. The Company expensed plan contributions of $4 million each year in 2001, 2000 and 1999.

Other Post-retirement Benefits. The Company, in conjunction with Duke Energy, provides some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans. Under plan amendments effective late 1998 and early 1999, health care benefits for future retirees were changed to limit employer contributions and medical coverage.

These benefit costs are accrued over an employee's active service period to the date of full benefits eligibility. The net unrecognized transition obligation, resulting from accrual accounting, is being amortized over approximately 20 years. The fair value of Duke Energy's plan assets was $265 million as of December 31, 2001 and $325 million as of December 31, 2000. The accumulated post-retirement benefit obligation was $712 million as of December 31, 2001 and $614 million as of December 31, 2000.

The Company's net periodic post-retirement benefit cost, as allocated by Duke Energy, was $6 million each year in 2001, 2000, and 1999.

For measurement purposes, the net per capita cost of covered health care benefits for employees who have not retired are assumed to have an initial annual rate of increase of 11.5% in 2002 that will gradually decrease to 6% in 2008. For employees that have retired, an initial annual rate of increase of 14.5% in 2002 will gradually decrease to 6% in 2011. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

=========================================================================================================
 Sensitivity to Changes in Assumed Health Care Cost Trend Rates (in millions)
---------------------------------------------------------------------------------------------------------
                                                               1-Percentage-          1-Percentage-
                                                              Point Increase          Point Decrease
---------------------------------------------------------------------------------------------------------
 Effect on total service and interest costs                        $ -                     $ -
 Effect on postretirement benefit obligation                         5                     (4)
=========================================================================================================






Note 12. Quarterly Financial Data (Unaudited)

----------------------------------------------------------------------------------------------
                                          First      Second      Third      Fourth
 (In millions)                           Quarter     Quarter    Quarter     Quarter     Total
----------------------------------------------------------------------------------------------
 2001
 Operating revenues                       $ 208      $ 192       $ 196       $ 196     $ 792
 Operating income                           116        101          98          93       408
 Net income                                  65         56          54          53       228

 2000
 Operating revenues                       $ 238      $ 227       $ 218       $ 220     $ 903
 Operating income                           107        109          96         102       414
 Net income                                  51         52          43          55       201
----------------------------------------------------------------------------------------------

Independent Auditors' Report

Texas Eastern Transmission, LP

We have audited the accompanying consolidated balance sheets of Texas Eastern Transmission, LP (formerly Texas Eastern Transmission Corporation) and subsidiaries (the "Partnership") as of December 31, 2001 and 2000, and the related statements of operations, cash flows, partners' capital and stockholder's equity, and comprehensive income for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Partnership adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001.

/s/ Deloitte & Touche LLP
Houston, Texas
February 19, 2002

Responsibility for Financial Statements

The financial statements of Texas Eastern Transmission, LP and subsidiaries (the Company) are prepared by management, who are responsible for their integrity and objectivity. The statements are prepared in conformity with generally accepted accounting principles in all material respects and necessarily include judgments and estimates of the expected effects of events and transactions that are currently being reported.

The Company's system of internal accounting control is designed to provide reasonable assurance that assets are safeguarded and transactions are executed according to management's authorization. Internal accounting controls also provide reasonable assurance that transactions are recorded properly, so that financial statements can be prepared according to generally accepted accounting principles. In addition, accounting controls provide reasonable assurance that errors or irregularities which could be material to the financial statements are prevented or are detected by employees within a timely period as they perform their assigned functions. The Company's accounting controls are continually reviewed for effectiveness. In addition, written policies, standards and procedures, and an internal audit program augment the Company's accounting controls.

/s/ Alan N. Harris
Alan N. Harris
Vice President, Controller, Treasurer and Assistant Secretary

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                                    PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Consolidated Financial Statements and Supplemental Financial Data included in Part II of this annual report are as follows:

      Consolidated Financial Statements

          Consolidated Statements of Operations for the Years Ended December 31,
             2001, 2000 and 1999

          Consolidated Statements of Cash Flows for the Years Ended December 31,
             2001, 2000 and 1999

          Consolidated Balance Sheets as of December 31, 2001 and 2000

          Consolidated Statements of Partners' Capital and Stockholder's Equity for the Years Ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Comprehensive Income for the Years
             Ended December 31, 2001, 2000, and 1999.

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

      None.

(c) Exhibits - See Exhibit Index immediately following the signature page.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2002                   TEXAS EASTERN TRANSMISSION, LP
                                       (Registrant)


                                       By   /s/ Robert B. Evans
                                            -----------------------------------
                                            Robert B. Evans
                                            Chairman of the Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     (i)   Principal executive officer:

           By: /s/ Robert B. Evans
               -----------------------------------
               Robert B. Evans
               Chairman of the Board and President

     (ii)  Principal financial officer:

           By: /s/ Dorothy M. Ables
               -----------------------------------
               Dorothy M. Ables
               Senior Vice President, Finance and Administration and Chief Financial Officer

     (iii) Principal accounting officer:

           By: /s/ Alan N. Harris
               ----------------------------
               Alan N. Harris
               Vice President, Controller, Treasurer and Assistant Secretary

     (iv)  A majority of the Directors:

           By: /s/ Dorothy M. Ables
               ----------------------------
               Dorothy M. Ables

           By: /s/ Robert B. Evans
               ----------------------------
               Robert B. Evans

           By: /s/ Theopolis Holeman
               ----------------------------
               Theopolis Holeman

Date: March 28, 2002

EXHIBIT INDEX

Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated.


----------------------------------------------------------------------------------------------------------
Exhibit Number     Description                               Originally Filed as Exhibit       File
                                                                                               Number
3.02               By-Laws of Texas Eastern Transmission     3.2 to Form 10-Q of TETCO for     1-4456
                   Corporation as adopted on August 17,      quarter ended September 30,
                   1993                                      1993
4.01               Indenture, dated as of December 1,        4 to Form 10-K of TETCO for       1-4456
                   2000, between Texas Eastern               fiscal year ended December 31,
                   Transmission Corporation and Chase        2000
                   Manhattan Bank, as trustee
4.02               Certificate of Limited Partnership of     4(A)-1 to Form S-3 of TET, LP     333-61162
                   Texas Eastern Transmission, LP dated as   filed May 17, 2001
                   April 16, 2001
4.03               Certificate of Conversion to Limited      4(A)-2 to Form S-3 of TET, LP     333-61162
                   Partnership of Texas Eastern              filed May 17, 2001
                   Transmission Corporation to Texas
                   Eastern Transmission, LP dated as
                   April 16, 2001
4.04               First Supplemental Indenture, dated as    4(B)-1(A) to Form S-3 of TET,     333-61162
                   April 16, 2001, between Texas Eastern     LP filed May 17, 2001
                   Transmission Corporation and the Chase
                   Manhattan Bank (now JPMorgan Chase
                   Bank), as transfer
4.05               Second Supplemental Indenture, dated      4(B)-1(B) to Form S-3 of TET,     333-61162
                   as April 16, 2001, between Texas          LP filed May 17, 2001
                   Eastern Transmission Corporation and
                   the Chase Manhattan Bank (now
                   JPMorgan Chase Bank), as transfer
*12                Computation of Ratio of Earnings to
                   Fixed Charges
*23                Independent Auditors' Consent
----------------------------------------------------------------------------------------------------------