Form 10-Q
period 2002-03-31
TEXAS EASTERN TRANSMISSION LP
filed 2002-05-15
CIK 97432

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 _______________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For Quarter Ended March 31, 2002           Commission File Number 1-4456



                         TEXAS EASTERN TRANSMISSION, LP
             (Exact name of Registrant as Specified in its Charter)


                         Delaware                           76-0677232
 (State or Other Jurisdiction of Incorporation)(IRS Employer Identification No.)

                              5400 Westheimer Court
                                  P.O. Box 1642
                             Houston, TX 77251-1642
                    (Address of Principal Executive Offices)
                                   (Zip code)

                                  713-627-5400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __
                                       ---

The Registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format. Part I, Item 2 has been reduced and Part I, Item 3 and Part II, Items 2, 3, and 4 have been omitted in accordance with such Instruction H.

All of the Registrant's limited partnership interests and all of the limited liability company interests of its general partner are indirectly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934.
================================================================================

                         TEXAS EASTERN TRANSMISSION, LP
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
                                      INDEX

Item                                                                                                    Page
----                                                                                                    ----
                          PART I. FINANCIAL INFORMATION

1.   Financial Statements ...........................................................................    1
     Consolidated Statements of Operations for the Three Months Ended
         March 31, 2002 and 2001 ....................................................................    1
     Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 2002 and 2001 ....................................................................    2
     Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001 .........................    3
     Consolidated Statements of Comprehensive Income for the Three Months Ended
         March 31, 2002 and 2001 ....................................................................    5
     Notes to Consolidated Financial Statements .....................................................    6
2.   Management's Discussion and Analysis of Results of Operations and Financial Condition ..........    9

                           PART II. OTHER INFORMATION

1.   Legal Proceedings ..............................................................................   11
6.   Exhibits and Reports on Form 8-K ...............................................................   11

     Signature ......................................................................................   12


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Texas Eastern Transmission, LP's (Texas Eastern's) reports, filings and other public announcements may include statements that reflect assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Generally, the words "may," "could," "project," "believe," "anticipate," "expect," "estimate," "plan," "forecast," "intend" and similar words identify forward-looking statements, which generally are not historical in nature. All such statements (other than statements of historical facts), including statements regarding operating performance, financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations and events or developments that we expect or anticipate will occur in the future, are forward looking. Forward-looking statements are subject to certain risks and uncertainties that could, and often do, cause actual results to differ from Texas Eastern's historical experience and our present expectations or projections. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. Caution should be taken not to place undue reliance on any such forward-looking statements.

Factors that could cause actual results to differ materially from the expectations expressed or implied in such forward-looking statements include, but are not limited to: state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree at which competition enters the natural gas industry; industrial, commercial and residential growth in the market areas served by Texas Eastern; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which Texas Eastern, and its subsidiaries are subject or other external factors over which Texas Eastern has no control; the results of financing efforts, including Texas Eastern's ability to obtain financing on favorable terms, which can be affected by Texas Eastern's credit rating and general economic conditions; level of creditworthiness of counterparties to transactions; growth opportunities for Texas Eastern; and the effect of accounting policies issued periodically by accounting standard-setting bodies.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                         TEXAS EASTERN TRANSMISSION, LP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                  (In millions)

                                                        Three Months Ended
                                                            March 31,
                                                      ----------------------
                                                        2002         2001
                                                      ---------     --------
Operating Revenues
      Transportation of natural gas                   $    159      $   155
      Storage of natural gas and other services             41           53
                                                      ---------     --------
           Total operating revenues                        200          208
                                                      ---------     --------
Operating Expenses
      Operation and maintenance                             61           57
      Depreciation and amortization                         21           23
      Property and other taxes                              12           12
                                                      ---------     --------
           Total operating expenses                         94           92
                                                      ---------     --------

Operating Income                                           106          116

Other Income and Expenses                                    -            -

Interest Expense                                            11           15
                                                      ---------     --------

Earnings Before Income Taxes                                95          101

Income Taxes                                                33           36
                                                      ---------     --------

Net Income                                            $     62      $    65
                                                      =========     ========

                See Notes to Consolidated Financial Statements.

                         TEXAS EASTERN TRANSMISSION, LP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                                           Three Months Ended
                                                                               March 31,
                                                                      ---------------------------
                                                                            2002            2001
                                                                      -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES                                  $      121       $     114
                                                                      -----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                   (22)            (32)
      Net increase in advances receivable - affiliate                        (99)            (80)
      Retirements and other                                                    -              (2)
                                                                      -----------      ----------
                     Net cash used in investing activities                  (121)           (114)
                                                                      -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES                                           -               -
                                                                      -----------      ----------

      Net change in cash and cash equivalents                                  -               -

      Cash and cash equivalents at beginning of period                         -               -
                                                                      -----------      ----------
      Cash and cash equivalents at end of period                      $        -       $       -
                                                                      ===========      ==========

                 See Notes to Consolidated Financial Statements.

                         TEXAS EASTERN TRANSMISSION, LP
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                              March 31,    December 31,
                                                                 2002          2001
                                                             (Unaudited)
                                                             -----------   ------------
ASSETS

Current Assets
      Accounts receivable                                    $      77     $      76
      Inventory                                                     25            25
      Other                                                         26            35
                                                             -----------   ------------
           Total current assets                                    128           136
                                                             -----------   ------------
Investments and Other Assets
      Advances receivable - affiliate                              485           386
      Goodwill, net of accumulated amortization                    136           136
                                                             -----------   ------------
           Total investments and other assets                      621           522
                                                             -----------   ------------
Property, Plant and Equipment
      Cost                                                       3,909         3,888
      Less accumulated depreciation and amortization             1,213         1,193
                                                             -----------   ------------
           Net property, plant and equipment                     2,696         2,695
                                                             -----------   ------------

Regulatory Assets and Deferred Debits                              163           159
                                                             -----------   ------------

      Total Assets                                           $   3,608     $   3,512
                                                             ===========   ============

                 See Notes to Consolidated Financial Statements.

                         TEXAS EASTERN TRANSMISSION, LP
                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)

                                                                       March 31,    December 31,
                                                                         2002           2001
                                                                      (Unaudited)
                                                                      -----------  ------------
LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
      Accounts payable                                                  $     5       $    13
      Taxes accrued                                                         177           148
      Current maturities of long-term debt                                  100           100
      Other                                                                  92            82
                                                                       --------     ---------
            Total current liabilities                                       374           343
                                                                       --------     ---------

Long-term Debt                                                              435           435
                                                                       --------     ---------

Deferred Credits and Other Liabilities
      Deferred income taxes                                                 660           658
      Other                                                                 166           158
                                                                       --------     ---------
            Total deferred credits and other liabilities                    826           816
                                                                       --------     ---------

Partners' Capital

      Partners' capital                                                   1,970         1,908
      Accumulated other comprehensive income                                  3            10
                                                                       --------     ---------
             Total partners' capital                                      1,973         1,918
                                                                       --------     ---------

      Total Liabilities and Partners' Capital                           $ 3,608       $ 3,512
                                                                       ========     =========

                See Notes to Consolidated Financial Statements.

                         TEXAS EASTERN TRANSMISSION, LP
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                  (In millions)

                                                                       Three Months Ended
                                                                            March 31,
                                                                    -----------------------
                                                                         2002        2001
                                                                    ----------    --------
Net Income                                                            $ 62          $ 65

Other Comprehensive Income (Loss), net of tax
    Cumulative effect of change in accounting principle                  -            (2)
    Unrealized net loss on cash flow hedges                             (5)           (4)
    Reclassification adjustment into earnings                           (2)            1
                                                                    ----------    --------
        Total Other Comprehensive Income (Loss)                         (7)           (5)
                                                                    ----------    --------
 Total Comprehensive Income                                           $ 55          $ 60
                                                                    ==========    ========

                See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Nature of Operations

Texas Eastern Transmission, LP (together with its subsidiaries, the "Company") is an indirect, wholly owned subsidiary of Duke Energy Corporation (Duke Energy). The Company's limited partner filed an election with the Internal Revenue Service to be taxed as a C-corporation for federal income tax purposes. The Company is also subject to corporate income tax as a division of the limited partner.

The Company is primarily engaged in the interstate transportation and storage of natural gas. The Company's interstate natural gas transmission and storage operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

2. Summary of Significant Accounting Policies

Consolidation. The Consolidated Financial Statements include the accounts of the Company and all majority-owned subsidiaries, after eliminating significant intercompany transactions and balances. These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption.

New Accounting Standards. The Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts are subject to a fair-value-based annual impairment assessment. The Company did not have any material impairments that were recognized due to the implementation of SFAS No. 142. The standard also requires certain identifiable intangible assets to be recognized separately and amortized as appropriate upon reassessment. No such intangibles were identified by the Company at transition.

The following table shows what net income would have been if amortization (including any related tax effects) related to goodwill that is no longer being amortized had been excluded from prior periods.

--------------------------------------------------------------------------------
Goodwill - Adoption of SFAS No. 142 (in millions)
--------------------------------------------------------------------------------
                                                      Three Months Ended
                                                           March 31,
                                               ---------------------------------
                                                    2002             2001
--------------------------------------------------------------------------------
  Net Income
  Reported net income                          $          62   $           65
  Add back:  Goodwill amortization, net of tax             -                1
                                               -------------   --------------
  Adjusted net income                          $          62   $           66
                                               =============   ==============
------------------------------------------------------------- ----------------

The changes in the carrying amount of goodwill for the three months ended March 31, 2002 and March 31, 2001 are as follows:

--------------------------------------------------------
Goodwill (in millions)
--------------------------------------------------------
   Balance                                   Balance
 December 31,     Acquired                   March 31,
    2001          Goodwill        Other        2002
--------------------------------------------------------
   $ 136            $ -            $ -       $ 136
--------------------------------------------------------
   Balance                                   Balance
 December 31,     Acquired                   March 31,
    2000          Goodwill        Other        2001
--------------------------------------------------------
   $ 141            $ -            $(1)      $ 140
--------------------------------------------------------

The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" on January 1, 2002. The new rules supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions, but significantly change the criteria for classifying an asset as held-for-sale. Adoption of the new standard had no material effect on the Company's consolidated results of operations or financial position.

3. Regulatory Matters

In 2000, the FERC issued Order 637, which sets forth revisions to its regulations governing short-term natural gas transportation services and policies governing the regulation of interstate natural gas pipelines. "Short-term" has been defined as all transactions of less than one year. Among the significant actions taken are the lifting of the price cap for short-term capacity release by pipeline customers for an experimental 2 1/2-year period ending September 1, 2002, and requiring interstate pipelines to file pro forma tariff sheets to (i) provide for nomination equality between capacity release and primary pipeline capacity; (ii) implement imbalance management services (for which interstate pipelines may charge fees) while at the same time reducing the use of operational flow orders and penalties; and (iii) provide segmentation rights if operationally feasible. Order 637 also narrows the right of first refusal to remove economic biases perceived in the current rule. Order 637 imposes significant new reporting requirements for interstate pipelines that were implemented by the Company during 2000. Additionally, Order 637 permits pipelines to propose peak/off-peak rates and term-differentiated rates, and encourages pipelines to propose experimental capacity auctions. By Order 637-A, issued in 2000, the FERC generally denied requests for rehearing and several parties, including the Company's parent, Duke Energy, have filed appeals in the District of Columbia Court of Appeals seeking court review of various aspects of the Order. On February 27, 2002, the FERC issued an order approving, subject to modifications, the pro forma tariff sheets submitted by the Company during the third quarter of 2001. The Company has filed for rehearing of the February 27, 2002 order with respect to certain issues. Other parties have also sought rehearing of this order. The Company is required to submit revised tariff sheets reflecting the modifications required by the FERC.

Management believes the effects of these matters will have no material adverse effect on the Company's future consolidated results of operations, cash flows or financial position.

4. Related Party Transactions

-----------------------------------------------------------------------
Income Statement Transactions (in millions)
-----------------------------------------------------------------------
                                                For the Three Months
                                                  Ended March 31,
                                              -------------------------
                                                   2002         2001
                                              -------------------------
Transportation of natural gas                     $  8         $  6
Storage of natural gas and other services           14           29
Operation and maintenance /a/                       14           23
-----------------------------------------------------------------------
/a/ Includes allocated retirement plan costs

--------------------------------------------------------------------------------

Balance Sheet Transactions (in millions)
--------------------------------------------------------------------------------
                                                 March 31,          December 31,
                                                   2002                2001
                                              --------------      --------------
Accounts receivable                                $   3              $  3
Taxes accrued                                        129                99
--------------------------------------------------------------------------------

Advances receivable-affiliate do not bear interest. Advances are carried as open accounts and are not segregated between current and non-current amounts. Increases and decreases in advances result from the movement of funds to provide for operations, capital expenditures and debt payments of the Company.

5. Commitments and Contingencies

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

In 2000, the EPA finalized another ozone-related rule under Section 126 of the Clean Air Act (CAA). Section 126 of the CAA has virtually identical emission control requirements as the 1998 action. In addition to the Section 126 rule, the EPA is in the process of finalizing new requirements for EPA approved state programs regarding the control of emissions of nitrogen oxides (NOx). Section 126 affects large turbines and the NOx state program requirements affect large reciprocating engines. The compliance date for both the Section 126 rule and the state NOx requirements is May 1, 2003. In addition to these regulatory developments, several states are in the process of finalizing ozone-related rules that will affect smaller turbines and reciprocating engines. The anticipated compliance date for most of these state rules for smaller sources is January 1, 2005. Finally, the EPA is also in the process of issuing a new standard under the National Emission Standards for Hazardous Pollutants (NESHAP) for control of formaldehyde emissions. This rule will affect facilities with a significant amount of reciprocating engine capacity. The anticipated compliance date of this NESHAP rule is 2004. Management estimates the Company will spend up to $55 million in capital costs for additional emission controls through 2006 to comply with these new EPA and state rules.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

Texas Eastern Transmission, LP (Texas Eastern) is an indirect wholly owned subsidiary of Duke Energy Corporation (Duke Energy). Texas Eastern and its subsidiaries (the "Company") are primarily engaged in the interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic and northeastern states. Interstate natural gas transmission and storage operations are subject to the Federal Energy Regulatory Commission's (FERC's) rules and regulations.

Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2002 decreased $3 million, compared to the same period in 2001. The decrease was mainly attributable to a decrease in the price of energy related products in the first quarter of 2002, partially offset by new transportation contracts in 2002. Interest expense decreased as a result of the retirement of debt in August 2001.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures for the first three months of 2002 were $22 million and $32 million for the comparable 2001 period. Projected 2002 capital expenditures, including allowance for funds used during construction, are approximately $207 million, with market-expansion expenditures approximating 60% of the capital budget. All projected capital expenditures are subject to periodic review and revision and may vary significantly depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, acquisition opportunities, market volatility and economic trends. The Company's growth initiatives, debt repayments and operating requirements are expected to be funded primarily by cash from operations. Management believes the Company has adequate financial resources to meet its future cash flow needs.

As of March 31, 2002, the Company had an effective Securities Exchange Commission shelf registration for up to $750 million in gross proceeds from senior unsecured debt securities.

CURRENT ISSUES

Competition. Wholesale Competition. In 2000, the FERC issued Order 637, which sets forth revisions to its regulations governing short-term natural gas transportation services and policies governing the regulation of interstate natural gas pipelines. "Short-term" has been defined as all transactions of less than one year. Among the significant actions taken were the lifting of the price cap for short-term capacity release by pipeline customers for an experimental 2 1/2-year period ending September 1, 2002, and requiring that interstate pipelines file pro forma tariff sheets to (i) provide for nomination equality between capacity release and primary pipeline capacity; (ii) implement imbalance management services (for which interstate pipelines may charge fees) while at the same time reducing the use of operational flow orders and penalties; and
(iii) provide segmentation rights if operationally feasible. Order 637 also narrowed the right of first refusal to remove economic biases perceived in the current rule. Order 637 imposes significant new reporting requirements for interstate pipelines that were implemented by the Company during 2000. Additionally, Order 637 permitted pipelines to propose peak/off-peak rates and term-differentiated rates, and encourages pipelines to propose experimental capacity auctions. By Order 637-A, issued in 2000, the FERC generally denied requests for rehearing and several parties, including the Company, have filed appeals in the District of Columbia Court of Appeals seeking court review of various aspects of the Order. On February 27, 2002, the FERC issued an order approving, subject to modifications, the pro forma tariff sheets submitted by the Company during the third quarter of 2001. The Company has filed for rehearing of the February 27, 2002 order with respect to certain issues. Other parties have also sought rehearing of this order. The Company is required to submit revised tariff sheets reflecting the modifications required by the FERC.

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

In 2000, the EPA finalized another ozone-related rule under Section 126 of the Clean Air Act (CAA). Section 126 of the CAA has virtually identical emission control requirements as the 1998 action. In addition to the Section 126 rule, the EPA is in the process of finalizing new requirements for EPA approved state programs regarding the control of emissions of nitrogen oxides (NOx). Section 126 affects large turbines and the NOx state program requirements affect large reciprocating engines. The compliance date for both the Section 126 rule and the state NOx requirements is May 1, 2003. In addition to these regulatory developments, several states are in the process of finalizing ozone-related rules that will affect smaller turbines and reciprocating engines. The anticipated compliance date for most of these state rules for smaller sources is January 1, 2005. Finally, the EPA is also in the process of issuing a new standard under the National Emission Standards for Hazardous Pollutants (NESHAP) for control of formaldehyde emissions. This rule will affect facilities with a significant amount of reciprocating engine capacity. The anticipated compliance date of this NESHAP rule is 2004. Management estimates the Company will spend up to $55 million in capital costs for additional emission controls through 2006 to comply with these new EPA and state rules.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information concerning material litigation and other contingencies, see Note 5 to the Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

None.

(b)      Reports on Form 8-K

The Company filed no reports on Form 8-K during the first quarter of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 TEXAS EASTERN TRANSMISSION, LP

                                 By: Duke Energy Gas Transmission Services, LLC, its General Partner



May 14, 2002                     /s/ Dorothy M. Ables
                                 ---------------------------
                                 Dorothy M. Ables
                                 Senior Vice President, Finance and
                                 Administration and Chief Financial Officer