Form 10-Q
period 2002-06-30
TEXAS EASTERN TRANSMISSION LP
filed 2002-08-14
CIK 97432

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

          For Quarter Ended June 30, 2002        Commission File Number 1-4456



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

                         TEXAS EASTERN TRANSMISSION, LP
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002
                                      INDEX

Item                                                                                                        Page
----                                                                                                        ----
                          PART I. FINANCIAL INFORMATION
1.   Financial Statements ...........................................................................        1
     Consolidated Statements of Operations for the Three and Six Months Ended
         June 30, 2002 and 2001 .....................................................................        1
     Condensed Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 2002 and 2001 .....................................................................        2
     Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001 ................        3
     Consolidated Statements of Comprehensive Income for the Three and Six Months Ended
         June 30, 2002 and 2001 .....................................................................        5
     Notes to Consolidated Financial Statements .....................................................        6
2.   Management's Discussion and Analysis of Results of Operations and Financial Condition ..........       11

                           PART II. OTHER INFORMATION

1.   Legal Proceedings ..............................................................................       14
6.   Exhibits and Reports on Form 8-K ...............................................................       14

     Signature ......................................................................................       15

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995

Texas Eastern Transmission, LP's reports, filings and other public announcements may contain or incorporate by reference statements that do not directly or exclusively relate to historical facts. Such statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You can typically identify forward-looking statements by the use of forward-looking words, such as "may," "will," "could," "project," "believe," "anticipate," "expect," "estimate," "continue," "potential," "plan," "forecast" and other similar words. Those statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Those factors include:

      . state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed at and degree to which competition enters the natural gas industries;

      .  the outcomes of litigation and regulatory proceedings or inquiries;

      . industrial, commercial and residential growth in our service territories;

      .  the weather and other natural phenomena;

      . the timing and extent of changes in commodity prices and interest rates;

      . changes in environmental and other laws and regulations to which we and our subsidiaries are subject or other external factors over which we have no control;

      . the results of financing efforts, including our ability to obtain financing on favorable terms, which can be affected by various factors, including our credit ratings and general economic conditions;

      .  the level of creditworthiness of counterparties to our transactions;

      . growth in opportunities, including the timing and success of efforts to develop pipeline infrastructure projects;

      .  the performance of pipeline and gas processing facilities;

      . the extent of success in connecting natural gas supplies to gathering and processing systems and in connecting and expanding gas markets; and

      . the effect of accounting policies issued periodically by accounting standard-setting bodies.

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described.

                         PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

                        TEXAS EASTERN TRANSMISSION, L.P
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                 (In millions)

                                                       Three Months Ended          Six Months Ended
                                                             June 30,                   June 30,
                                                      ----------------------    -----------------------
                                                         2002        2001          2002         2001
                                                      ---------  -----------    ----------   ----------
Operating Revenues
      Transportation of natural gas                   $    154    $      147    $      313   $      302
      Storage of natural gas and other services             42            45            83           98
                                                      --------    ----------    ----------   ----------
           Total operating revenues                        196           192           396          400
                                                      --------    ----------    ----------   ----------
Operating Expenses
      Operation and maintenance                             50            57           111          114
      Depreciation and amortization                         21            23            42           46
      Property and other taxes                              11            11            23           23
                                                      --------    ----------    ----------   ----------
           Total operating expenses                         82            91           176          183
                                                      --------    ----------    ----------   ----------

Operating Income                                           114           101           220          217

Other Income and Expenses                                    1             -             1            -

Interest Expense                                            11            13            22           28
                                                      --------    ----------    ----------   ----------
Earnings Before Income Taxes                               104            88           199          189

Income Taxes                                                38            32            71           68
                                                      --------    ----------    ----------   ----------
Net Income                                            $     66    $       56    $      128   $      121
                                                      ========    ==========    ==========   ==========

                See Notes to Consolidated Financial Statements.

                         TEXAS EASTERN TRANSMISSION, LP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                                          Six Months Ended
                                                                              June 30,
                                                                       -----------------------
                                                                           2002        2001
                                                                       ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES                                    $    242     $     217
                                                                       ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                   (61)          (73)
      Net increase in advances receivable - affiliate                       (181)         (143)
      Retirements and other                                                    -             9
                                                                       ---------     ---------
                     Net cash used in investing activities                  (242)         (207)
                                                                       ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES                                           -           (10)
                                                                       ---------     ---------
      Net change in cash and cash equivalents                                  -             -

      Cash and cash equivalents at beginning of period                         -             -
                                                                       ---------     ---------
      Cash and cash equivalents at end of period                        $      -     $       -
                                                                       =========     =========

                         TEXAS EASTERN TRANSMISSION, LP
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In million)

                                                         June 30,   December 31,
                                                           2002        2001
                                                       (Unaudited)
ASSETS                                                 -----------  ------------

Current Assets
      Accounts receivable                                 $    70      $    76
      Inventory                                                26           25
      Other                                                    54           35
                                                          -------      -------
           Total current assets                               150          136
                                                          -------      -------

Investments and Other Assets
      Advances receivable - affiliate                         569          386
      Goodwill, net of accumulated amortization               136          136
                                                          -------      -------
           Total investments and other assets                 705          522
                                                          -------      -------

Property, Plant and Equipment
      Cost                                                  3,946        3,888
      Less accumulated depreciation and amortization        1,228        1,193
                                                          -------      -------
           Net property, plant and equipment                2,718        2,695
                                                          -------      -------

Regulatory Assets and Deferred Debits                         145          159
                                                          -------      -------



      Total Assets                                        $ 3,718      $ 3,512
                                                          =======      =======

                See Notes to Consolidated Financial Statements.

                         TEXAS EASTERN TRANSMISSION, LP
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In million)

                                                          June 30,  December 31,
                                                           2002        2001
                                                        (Unaudited)
                                                        ----------- ------------
LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
      Accounts payable                                    $    19     $    13
      Taxes accrued                                           204         148
      Current maturities of long-term debt                    100         100
      Other                                                   119          82
                                                          -------     -------
           Total current liabilities                          442         343
                                                          -------     -------

Long-term Debt                                                435         435
                                                          -------     -------

Deferred Credits and Other Liabilities
      Deferred income taxes                                   674         658
      Other                                                   127         158
                                                          -------     -------
           Total deferred credits and other liabilities       801         816
                                                          -------     -------

Partners' Capital
      Partners' capital                                     2,042       1,908
      Accumulated other comprehensive (loss) income            (2)         10
                                                          -------     -------
           Total partners' capital                          2,040       1,918
                                                          -------     -------


      Total Liabilities and Partners' Capital             $ 3,718     $ 3,512
                                                          =======     =======

                See Notes to Consolidated Financial Statements.

                         TEXAS EASTERN TRANSMISSION, LP
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                  (In millions)

                                                          Three Months Ended    Six Months Ended
                                                                June 30,             June 30,
                                                          ------------------   ------------------
                                                            2002       2001      2002       2001
                                                          -------    -------   -------    -------
Net Income                                                $    66    $    56   $   128    $   121

Other Comprehensive Income (Loss), net of tax
    Cumulative effect of change in accounting principle         -          -         -         (2)
    Unrealized net loss on cash flow hedges                    (5)         -       (10)        (4)
    Reclassification adjustment into earnings                   -          -        (2)         1
                                                          -------    -------   -------    -------
        Total Other Comprehensive Income (Loss)                (5)         -       (12)        (5)

                                                          -------    -------   -------    -------
Total Comprehensive Income                                $    61    $    56   $   116    $   116
                                                          =======    =======   =======    =======

                     See Consolidated Financial Statements.

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

2. Summary of Significant Accounting Policies

Consolidation. The Consolidated Financial Statements include the accounts of the Company and all majority-owned subsidiaries, after eliminating significant intercompany transactions and balances. These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the interim Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption.

New Accounting Standards. The Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts are subject to a fair-value-based annual impairment assessment. The Company did not have any impairments that were recognized due to the implementation of SFAS No.
142. The standard also requires certain identifiable intangible assets to be recognized separately and amortized as appropriate upon reassessment. No such intangibles were identified by the Company at transition.

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

--------------------------------------------------------------------------------
Goodwill - Adoption of SFAS No. 142 (in millions)
--------------------------------------------------------------------------------

                                               Three Months Ended     Six Months Ended
                                                    June 30,              June 30,
                                               ----------------------------------------
                                                2002        2001      2002        2001
                                               ----------------------------------------
Net Income
Reported net income                            $   66      $   56    $  128      $  121
Add back:  Goodwill amortization, net of tax        -           1         -           2
                                               ----------------------------------------
Adjusted net income                            $   66      $   57    $  128      $  123
---------------------------------------------------------------------------------------

The changes in the carrying amount of goodwill for the six months ended June 30, 2002 and June 30, 2001 are as follows:

-----------------------------------------------------------------
Goodwill (in millions)
-----------------------------------------------------------------
     Balance                                         Balance
December 31, 2001      Acquired       Other       June 30, 2002
                       Goodwill
-----------------------------------------------------------------
     $ 136              $   -          $   -           $ 136
-----------------------------------------------------------------
     Balance                                         Balance
December 31, 2000      Acquired       Other       June 30, 2001
                       Goodwill
-----------------------------------------------------------------


-----------------------------------------------------------------
     $ 141              $   -          $  (2)         $ 139
-----------------------------------------------------------------

The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" on January 1, 2002. The new rules supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions, but significantly change the criteria for classifying an asset as held-for-sale or as a discontinued operation. Adoption of the new standard had no material adverse effect on the Company's consolidated results of operations or financial position.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability is increased due to the passage of time based on the time value of money until the obligation is settled.

The Company is required and plans to adopt the provisions of SFAS No. 143 as of January 1, 2003. To accomplish this, the Company must identify any legal obligations for asset retirement obligations, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and requires gathering market information and developing cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort needed to comply with the adoption of SFAS No. 143, the Company is currently assessing the new standard but has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

3.   Credit Risk

The Company's principal customers for natural gas transportation and storage services are industrial end-users and utilities located throughout the Mid-Atlantic and northeastern states. The Company has concentrations of receivables from natural gas and electric utilities and their affiliates, as well as industrial customers and gas marketers throughout these regions. These concentrations of customers may affect the Company's overall credit risk in that some customers may be similarly affected by changes in economic, regulatory or other factors. Where exposed to credit risk, the Company analyzes the counterparties' financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis.

In view of the current challenges in the energy sector, the Company is increasing its efforts to monitor the liquidity of its customers, and will obtain security and evaluate other options, as appropriate, to manage its transportation and storage contract positions.

4.   Regulatory Matters

In 2000, the FERC issued Order 637, which sets forth revisions to its regulations governing short-term natural gas transportation services and policies governing the regulation of interstate natural gas pipelines. "Short-term" has been defined as all transactions of less than one year. Among the significant actions taken are the lifting of the price cap for short-term capacity release by pipeline customers for an experimental 2 1/2-year period ending September 1, 2002, and requiring interstate pipelines to file pro forma tariff sheets to (i) provide for nomination equality between capacity release and primary pipeline capacity; (ii) implement imbalance management services (for which interstate pipelines may charge fees) while at the same time reducing the use of operational flow orders and penalties; and (iii) provide segmentation rights if operationally feasible. Order 637 also narrows the right of first refusal to remove economic biases perceived in the current rule. Order 637 imposes significant new reporting requirements for interstate pipelines that were implemented by the Company during 2000. Additionally, Order 637 permits pipelines to propose peak/off-peak rates and term-differentiated rates, and encourages pipelines to propose experimental capacity auctions. By Order 637-A, issued in 2000, the FERC generally denied requests for rehearing and several parties, including the Company's parent, Duke Energy, have filed appeals in the District of Columbia Circuit Court of Appeals (Court) seeking court review of various aspects of the Order. On April 5, 2002, the Court issued an opinion on the appeals of Order 637. The Court reversed and/or remanded certain issues for further review by the FERC. On May 16, 2002, the FERC issued an interim policy on certain of the remanded issues to be effective until it can address the issues raised by the Court's remand. On May 31, 2002, the FERC issued a notice requesting comments on the remanded issues. The Company, through Duke Energy, filed comments with the FERC on the remanded issues on July 30, 2002, and the matter is now pending before the FERC.

The Company made an Order 637 compliance filing with the FERC during the third quarter of 2001. On February 27, 2002, the FERC issued an order approving, subject to modifications, the pro forma tariff sheets submitted by the Company during the third quarter of 2001. The Company has filed for rehearing of the February 27, 2002 order with respect to certain issues. Other parties have also sought rehearing of this order. The Company submitted revised tariff sheets on May 29, 2002 reflecting the modifications required by the FERC, and the matter is now pending before the FERC.

Management believes the effects of these matters will have no material adverse effect on the Company's future consolidated results of operations, cash flows or financial position.

5.   Gas Imbalances

The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered. Other Current Assets include $38 million as of June 30, 2002 and $15 million as of December 31, 2001, and Other Current Liabilities include $72 million as of June 30, 2002 and $41 million as of December 31, 2001, related to gas imbalances (see Note 6, "Related Party Transactions."). Natural gas volumes owed to (from) the Company are valued at natural gas market prices as of the balance sheet dates. The increased balances at June 30, 2002 are primarily the result of increased imbalance volumes.

6.   Related Party Transactions

--------------------------------------------------------------------------------------------------
Income Statement Transactions (in millions)
--------------------------------------------------------------------------------------------------
                                               For the Three Months         For the Six Months
                                                  Ended June 30,              Ended June 30,
                                               ----------------------------------------------------
                                                 2002         2001           2002         2001
                                              ------------ -----------    ------------ -----------
Transportation of natural gas                     $  7         $  8          $  15        $  14
Storage of natural gas and other services           18           26             32           55
Operation and maintenance /a/                       22           35             36           58
--------------------------------------------------------------------------------------------------

/a/  Includes allocated retirement plan costs

--------------------------------------------------------------------------------
Balance Sheet Transactions (in millions)
--------------------------------------------------------------------------------
                                                  June 30,        December 31,
                                                    2002              2001
                                              ----------------- ----------------
Accounts receivable                               $   12              $  3
Other current assets - gas imbalances                  -                 2
Accounts payable                                       9                 -
Other current liabilities - gas imbalances            59                25
Taxes accrued                                        150                99
--------------------------------------------------------------- ----------------

Advances receivable-affiliate do not bear interest. Advances are carried as open accounts and are not segregated between current and non-current amounts. Increases and decreases in advances result from the movement of funds to provide for operations, capital expenditures and debt payments of the Company.

7.   Commitments and Contingencies

Environmental. The Company is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

The Company owns a site which is currently being investigated for possible cleanup of historic contamination. Third parties may be responsible for some or all of any cleanup costs. In addition, the Company may have some liability at two sites where it is alleged to have sent wastes in the past. Based on the information known at present, management believes resolution of these matters will have no material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

On April 8, 2002, the United States District Court for the Southern District of Texas (US District Court) terminated the 1989 federal consent decree between the Environmental Protection Agency (EPA) and the Company. In so doing, the US District Court and the federal government agreed that the Company had successfully completed all the requirements of the federal consent decree regarding polychlorinated biphenyl contamination at numerous sites along the pipeline system. As such, provisions for environmental clean-up commitments were reduced by approximately $9 million.

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

8. Subsequent Events

In July 2002, the Company issued $300 million of 5.25% senior unsecured bonds due in 2007 and $450 million of 7.0% senior unsecured bonds due in 2032. The proceeds from these issuances were used for the repayment of $100 million, 8% notes payable due in July 2002 and other pipeline and corporate activities, including pipeline expansion and maintenance projects and advances to affiliates.

In July 2002, Standard & Poor's (S&P) placed its rating for the Company on CreditWatch with negative implications. Also in July, Moody's Investors Service and Fitch Ratings changed their ratings outlooks for the Company from Stable to Negative. In August 2002, the Company was informally advised by S&P that its credit rating described above would be lowered one rating level and S&P would change its negative outlook to stable. The Company does not anticipate these actions to have a material adverse impact on its financial results.

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

RESULTS OF OPERATIONS

Net income for the six months ended June 30, 2002 increased $7 million compared to the same period in 2001. The increase was mainly attributable to a reduction of provisions for environmental clean-up commitments that was recorded as a result of an order received from the United States District Court for the Southern District (US District Court) terminating a 1989 consent decree with the Company, and the discontinuation of the amortization of goodwill in accordance with the adoption of Statement of Financial Accounting Standard No. 142 in 2002, partially offset by lower other revenues due to a decrease in the price of energy related products. Interest expense decreased as a result of the retirement of debt in August 2001.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures for the first six months of 2002 were $61 million and $73 million for the comparable 2001 period. Projected 2002 capital expenditures, including allowance for funds used during construction, are approximately $191 million, with market-expansion expenditures approximating 63% of the capital budget. All projected capital expenditures are subject to periodic review and revision and may vary significantly depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, acquisition opportunities, market volatility and economic trends. The Company's growth initiatives, debt repayments and operating requirements are expected to be funded primarily by cash from operations and the proceeds from the debt issuance. Management believes the Company has adequate financial resources to meet its future cash flow needs.

Effective July 2002, the Company sold $750 million aggregate principal amount of senior unsecured debt securities which fully utilized the (S&P) amount available for issuance under its Securities and Exchange Commission shelf registration statement. For further information, see Note 8 to the Consolidated Financial Statements, "Subsequent Events."

In July 2002, Standard & Poor's (S&P) placed its ratings for the Company on CreditWatch with negative implications. Also in July, Moody's Investors Service and Fitch Ratings changed their ratings outlooks for the Company from Stable to Negative. In August 2002, the Company was informally advised by S&P that its credit rating described above would be lowered one rating level and S&P would change its negative outlook to stable. The Company does not anticipate these actions to have a material adverse impact on its financial results.

CURRENT ISSUES

Competition. Wholesale Competition. In 2000, the FERC issued Order 637, which sets forth revisions to its regulations governing short-term natural gas transportation services and policies governing the regulation of interstate natural gas pipelines. "Short-term" has been defined as all transactions of less than one year. Among the significant actions taken are the lifting of the price cap for short-term capacity release by pipeline customers for an experimental 2 1/2-year period ending September 1, 2002, and requiring interstate pipelines to file pro forma tariff sheets to (i) provide for nomination equality between capacity release and primary pipeline capacity; (ii) implement imbalance management services (for which interstate pipelines may charge fees) while at the same time reducing the use of operational flow orders and penalties; and
(iii) provide segmentation rights if operationally feasible. Order 637 also narrows the right of first refusal to remove economic biases perceived in the current rule. Order 637 imposes significant new reporting requirements for interstate pipelines that were implemented by the Company during 2000. Additionally, Order 637 permits pipelines to propose peak/off-peak rates and term-differentiated rates, and encourages pipelines to propose experimental capacity auctions. By Order 637-A, issued in 2000, the FERC generally denied requests for rehearing and several parties, including the Company's parent, Duke Energy, have filed appeals in the District of Columbia Circuit Court of Appeals (Court) seeking court review of various aspects of the

Order. On April 5, 2002, the Court issued an opinion on the appeals of Order
637. The Court reversed and/or remanded certain issues for further review by the FERC. On May 16, 2002, the FERC issued an interim policy on certain of the remanded issues to be effective until it can address the issues raised by the Court's remand. On May 31, 2002 the FERC issued a notice requesting comments on the remanded issues. The Company, through Duke Energy, filed comments with the FERC on the remanded issues on July 30, 2002, and the matter is now pending before the FERC.

The Company made an Order 637 compliance filing with the FERC during the third quarter of 2001. On February 27, 2002, the FERC issued an order approving, subject to modifications, the pro forma tariff sheets submitted by the Company during the third quarter of 2001. The Company has filed for rehearing of the February 27, 2002 order with respect to certain issues. Other parties have also sought rehearing of this order. The Company submitted revised tariff sheets on May 29, 2002 reflecting the modifications required by the FERC, and the matter is now pending before the FERC.

Management believes that the effects of these matters will have no material effect on the Company's future consolidated results of operations, cash flows or financial position.

Environmental. The Company is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

The Company owns a site which is currently being investigated for possible cleanup of historic contamination. Third parties may be responsible for some or all of any cleanup costs. In addition, the Company may have some liability at two sites where it is alleged to have sent wastes in the past. Based on the information known at present, management believes resolution of these matters will have no material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

On April 8, 2002, the US District Court terminated the 1989 federal consent decree between the Environmental Protection Agency (EPA) and the Company. In so doing, the US District Court and the federal government agreed that the Company had successfully completed all the requirements of the federal consent decree regarding polychlorinated biphenyl contamination at numerous sites along the pipeline system. As such, provisions for environmental clean-up commitments were reduced by approximately $9 million.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

The Company's principal customers for natural gas transportation and storage services are industrial end-users and utilities located throughout the Mid-Atlantic and northeastern states. The Company has concentrations of receivables from natural gas and electric utilities and their affiliates, as well as industrial customers and gas marketers throughout these regions. These concentrations of customers may affect the Company's overall credit risk in that some customers may be similarly affected by changes in economic, regulatory or other factors. Where exposed to credit risk, the Company analyzes the counterparties' financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis.

In view of the current challenges in the energy sector, the Company is increasing its efforts to monitor the liquidity of its customers, and will obtain security and evaluate other options, as appropriate, to manage its transportation and storage contract positions.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information concerning material litigation and other contingencies, see Note 7 to the Consolidated Financial Statements, "Commitments and Contingencies."

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits

Exhibit
Number
------

99.1    Certification Pursuant to 18 U.S.C.(S)1350, as Adopted Pursuant to
        (S)906 of the Sarbanes-Oxley Act of 2002.

99.2    Certification Pursuant to 18 U.S.C.(S)1350, as Adopted Pursuant to
        (S)906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K

The Company filed no reports on Form 8-K during the second quarter of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           TEXAS EASTERN TRANSMISSION, LP

                           By: Duke Energy Gas Transmission Services, LLC, its General Partner

August 14, 2002            /s/ Dorothy M. Ables
                           ---------------------------
                           Dorothy M. Ables
                           Senior Vice President, Finance and Administration and
                           Chief Financial Officer