Form 10-Q
period 2002-09-30
TEXAS EASTERN TRANSMISSION LP
filed 2002-11-14
CIK 97432

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

                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended September 30, 2002 Commission File Number 1-4456



                         TEXAS EASTERN TRANSMISSION, LP
             (Exact name of Registrant as Specified in its Charter)


         Delaware                                           76-0677232
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

The Registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format. Part I, Item 2 has been reduced and Part II, Items 2, 3, and 4 have been omitted in accordance with such Instruction H.

All of the Registrant's limited partnership interests and all of the limited liability company interests of its general partner are indirectly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

================================================================================

                         TEXAS EASTERN TRANSMISSION, LP
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002
                                      INDEX

Item                                                                                           Page

                          PART I. FINANCIAL INFORMATION

1.   Financial Statements                                                                       1
     Consolidated Statements of Operations for the Three and Nine Months Ended
         September 30, 2002 and 2001                                                            1
     Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 2002 and 2001                                                            2
     Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001       3
     Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended
         September 30, 2002 and 2001                                                            5
     Notes to Consolidated Financial Statements                                                 6
2.   Management's Discussion and Analysis of Results of Operations and Financial Condition     11
3.   Quantitative and Qualitative Disclosures About Market Risk.                               14
4.   Controls and Procedures                                                                   14

                           PART II. OTHER INFORMATION

1.   Legal Proceedings                                                                         15
6.   Exhibits and Reports on Form 8-K                                                          15
     Signature                                                                                 16


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995

Texas Eastern Transmission, LP's reports, filings and other public announcements may contain or incorporate by reference statements that do not directly or exclusively relate to historical facts. Such statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You can typically identify forward-looking statements by the use of forward-looking words, such as "may," "will," "could," "project," "believe," "anticipate," "expect," "estimate," "continue," "potential," "plan," "forecast" and other similar words. Those statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Those factors include:

o state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed at and degree to which competition enters the natural gas industry;
o the outcomes of litigation and regulatory investigations, proceedings or inquiries;
o    industrial, commercial and residential growth in our service territories;
o    the weather and other natural phenomena;
o    the timing and extent of changes in commodity prices and interest rates;
o    general economic conditions;
o changes in environmental and other laws and regulations to which we and our subsidiaries are subject or other external factors over which we have no control;
o the results of financing efforts, including our ability to obtain financing on favorable terms, which can be affected by various factors, including our credit ratings and general economic conditions;
o    the level of creditworthiness of counterparties to our transactions;

o growth in opportunities, including the timing and success of efforts to develop pipeline infrastructure projects;
o    the performance of pipeline and gas processing facilities;
o the extent of success in connecting natural gas supplies to gathering and processing systems and in connecting and expanding gas markets; and
o the effect of accounting pronouncements issued periodically by accounting standard-setting bodies.

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.


                         TEXAS EASTERN TRANSMISSION, LP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                  (In millions)



                                                             Three Months Ended         Nine Months Ended
                                                                September 30,             September 30,
                                                             ------------------         -----------------
                                                             2002         2001          2002         2001
                                                             ----         -----         ----         ----

Operating Revenues

       Transportation of natural gas                        $ 155        $ 152         $ 468        $ 454
       Storage of natural gas and other services               38           43           121          139
                                                               --           --           ---          ---
            Total operating revenues                          193          195           589          593
                                                              ---          ---           ---          ---

Operating Expenses

       Operation and maintenance                               56           66           167          180
       Depreciation and amortization                           21           21            63           67
       Property and other taxes                                11           11            34           34
                                                               --           --            --           --
            Total operating expenses                           88           98           264          281
                                                               --           --           ---          ---

Operating Income                                              105           97           325          312

Other Income and Expenses                                       2            1             3            3

Interest Expense                                               22           13            44           41
                                                               --           --            --           --

Earnings Before Income Taxes                                   85           85           284          274

Income Taxes                                                   29           31           100           99
                                                               --           --           ---           --

Net Income                                                   $ 56         $ 54         $ 184        $ 175
                                                             ====         ====         =====        =====

                 See Notes to Consolidated Financial Statements

                         TEXAS EASTERN TRANSMISSION, LP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                      ----------------------
                                                                                       2002            2001
                                                                                      ------          ------
CASH FLOWS FROM OPERATING ACTIVITIES                                                  $ 360           $ 326
                                                                                      -----           -----
CASH FLOWS FROM INVESTING ACTIVITIES

      Capital expenditures                                                             (124)           (114)
      Net increase in advances receivable-affiliate                                    (886)           (109)
      Retirements and other                                                               -               7
                                                                                       ----            ----
                     Net cash used in investing activities                           (1,010)           (216)
                                                                                     -------           -----
CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from the issuance of long-term debt                                      750               -
      Payments for the redemption of long-term debt                                    (100)           (110)
                                                                                       ----            ----
                     Net cash provided by (used in) financing activities                650            (110)
                                                                                       ----            ----
      Net change in cash and cash equivalents                                             -               -

      Cash and cash equivalents at beginning of period                                    -               -
                                                                                       ----            ----
      Cash and cash equivalents at end of period                                        $ -             $ -
                                                                                        ===             ===


                 See Notes to Consolidated Financial Statements

                         TEXAS EASTERN TRANSMISSION, LP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                                     September 30,    December 31,
                                                                         2002             2001
                                                                     (Unaudited)
                                                                     -----------      ------------
ASSETS

Current Assets

       Accounts receivable                                               $ 61             $ 76
       Inventory                                                           26               25
       Other                                                               41               35
                                                                           --               --
            Total current assets                                          128              136
                                                                          ---              ---

Investments and Other Assets

       Advances receivable - affiliate                                  1,272              386
       Goodwill, net of accumulated amortization                          136              136
                                                                          ---              ---
            Total investments and other assets                          1,408              522
                                                                        -----              ---

Property, Plant and Equipment

       Cost                                                             4,004            3,888
       Less accumulated depreciation and amortization                   1,243            1,193
                                                                        -----            -----
            Net property, plant and equipment                           2,761            2,695
                                                                        -----            -----

Regulatory Assets and Deferred Debits                                     131              159
                                                                          ---              ---

       Total Assets                                                   $ 4,428          $ 3,512
                                                                      =======          =======

                 See Notes to Consolidated Financial Statements

                         TEXAS EASTERN TRANSMISSION, LP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                                       September 30,      December 31,
                                                                           2002               2001
                                                                       (Unaudited)
                                                                      -------------      --------------
LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities

       Accounts payable                                                    $ 16              $ 13
       Taxes accrued                                                        231               148
       Current maturities of long-term debt                                 -                 100
       Accrued interest                                                      23                 8
       Other                                                                 78                74
                                                                            ---                --
            Total current liabilities                                       348               343
                                                                            ---               ---

Long-term Debt                                                            1,185               435
                                                                          -----               ---

Deferred Credits and Other Liabilities

       Deferred income taxes                                                679               658
       Other                                                                125               158
                                                                            ---               ---
            Total deferred credits and other liabilities                    804               816
                                                                            ---               ---

Partners' Capital

       Partners' capital                                                  2,098             1,908
       Accumulated other comprehensive (loss) income                         (7)               10
                                                                             --                --
            Total partners' capital                                       2,091             1,918
                                                                          -----             -----

       Total Liabilities and Partners' Capital                          $ 4,428           $ 3,512
                                                                        =======           =======

                 See Notes to Consolidated Financial Statements

                         TEXAS EASTERN TRANSMISSION, LP

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                  (In millions)

                                                                Three Months Ended            Nine Months Ended
                                                                  September 30,                 September 30,
                                                               -------------------           -------------------
                                                               2002          2001            2002           2001
                                                              ------        ------          ------         ------
Net Income                                                    $ 56          $ 54            $ 184           $ 175

Other Comprehensive Income (Loss), net of tax

 Cumulative effect of change in accounting principle             -             -                -              (2)
    Unrealized net loss on cash flow hedges                     (7)            7              (17)             (1)
    Reclassification adjustment into earnings                    2            (1)               -               4
                                                                --            --               --              --
         Total Other Comprehensive (Loss) Income                (5)            6              (17)              1
                                                                --            --              ---              --

Total Comprehensive Income                                    $ 51          $ 60            $ 167           $ 176
                                                              ====          ====            =====           =====

                 See Notes to Consolidated Financial Statements

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

New Accounting Standards. The Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts are subject to a fair value-based annual impairment assessment. The Company did not have any impairments that were recognized due to the implementation of SFAS No.
142. The standard also requires certain identifiable intangible assets to be recognized separately and amortized as appropriate upon reassessment. No such intangibles were identified by the Company at transition.

The following table shows what net income would have been if amortization (including any related tax effects) related to goodwill that is no longer being amortized had been excluded from prior periods.

--------------------------------------------------------------------------------
Goodwill - Adoption of SFAS No. 142 (in millions)
--------------------------------------------------------------------------------
                               Three Months Ended       Nine Months Ended
                                  September 30,            September 30,
                             ---------------------------------------------------
                                2002         2001        2002         2001
                             ---------------------------------------------------
Net Income
  Reported net income        $    56      $    54      $    184     $   175
  Add back:  Goodwill
   amortization, net of tax        -            1             -           3
                             ---------------------------------------------------
  Adjusted net income        $    56      $    55      $    184     $   178
--------------------------------------------------------------------------------

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 and 2001 are as follows:

--------------------------------------------------------------------------------
Goodwill (in millions)
--------------------------------------------------------------------------------
       Balance                                                   Balance
  December 31, 2001         Acquired          Other         September 30, 2002
                            Goodwill
--------------------------------------------------------------------------------
       $ 136                 $   -             $   -             $ 136
--------------------------------------------------------------------------------
       Balance                                                   Balance
  December 31, 2000         Acquired          Other         September 30, 2001
                            Goodwill
--------------------------------------------------------------------------------
       $ 141                 $   -             $ (3)             $ 138
--------------------------------------------------------------------------------

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

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

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

The Company is required and plans to adopt the provisions of SFAS No. 143 as of January 1, 2003. To accomplish this, the Company must identify any legal obligations for asset retirements, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and requires gathering market information and developing cash flow models. Because of the effort needed to comply with the adoption of SFAS No. 143, the Company is currently assessing the new standard but has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

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

Reclassifications. Certain prior period amounts have been reclassified to conform to the current presentation.

3. Credit Risk

The Company's principal customers for natural gas transportation and storage services are industrial end-users and utilities located throughout the Mid-Atlantic and northeastern states. The Company has concentrations of receivables from natural gas and electric utilities and their affiliates, as well as industrial customers and gas marketers throughout these regions. These concentrations of customers may affect the Company's overall credit risk in that risk factors can negatively impact the credit quality of the entire sector. Where exposed to credit risk, the Company analyzes the counterparties' financial condition prior to entering into an agreement, establishes credit limits in accordance with corporate credit policy and monitors the appropriateness of those limits on an ongoing basis.

In view of the current challenges in the energy sector, the Company has increased its efforts to monitor the liquidity of its customers, and will obtain security and evaluate other options, as appropriate, to manage its transportation and storage contract positions.

4. Regulatory Matters

In 2000, the FERC issued Order 637, which sets forth revisions to its regulations governing short-term natural gas transportation services and policies governing the regulation of interstate natural gas pipelines. Among the significant actions taken are requiring interstate pipelines to file pro forma tariff sheets to (i) provide for nomination equality between capacity release and primary pipeline capacity; (ii) implement imbalance management services (for which interstate pipelines may charge fees) while at the same time reducing the use of operational flow orders and penalties; and (iii) provide segmentation rights if operationally feasible. Order 637 also narrows the right of first refusal (ROFR) to remove economic biases perceived in the current rule. Order 637 imposes significant new reporting requirements for interstate pipelines that were implemented by the Company during 2000. Additionally, Order 637 permits pipelines to propose peak/off-peak rates and term-differentiated rates, and encourages pipelines to propose experimental capacity auctions. By Order 637-A, issued in 2000, the FERC generally denied requests for rehearing and several parties, including the Company's parent, Duke Energy, filed appeals in the District of Columbia Circuit Court of Appeals (Court) seeking review of various aspects of the Order. On April 5, 2002, the Court issued an opinion on the appeals of Order 637, reversing and/or remanding certain issues for further review by the FERC. On October 31, 2002, FERC issued an order on remand requiring interstate pipelines to remove the term matching cap for the ROFR which had been set previously at five (5) years. As a result of this determination, an existing customer seeking to exercise its ROFR to renew an expiring contract will have to match the term of any third party's competing bid, regardless of the length of such term. FERC also found that shippers should have certain rights to forwardhaul and backhaul service to the same delivery point in excess of the maximum daily quantity under their service contracts. FERC required interstate pipelines to make tariff filings to comply with the October 31 remand order. Interested parties have until December 2, 2002 to file for rehearing and/or clarification of the remand order.

In addition to the FERC's general Order 637 rulemaking proceeding, FERC also required each interstate pipeline company to make individual compliance filings to implement the specific requirements of Order 637. The Company made its individual Order 637 compliance filing with the FERC during the third quarter of 2001. On February 27, 2002, the FERC issued an order approving, subject to modifications, the pro forma tariff sheets submitted by the Company during the third quarter of 2001. The Company has filed for rehearing of the February 27, 2002 order with respect to certain issues. Other parties have also sought rehearing of this order. The Company submitted revised tariff sheets on May 29, 2002 reflecting the modifications required by the FERC, and the matter is now pending before the FERC.

Management believes the effects of these matters will have no material adverse effect on the Company's future consolidated results of operations, cash flows or financial position.

Notice of Proposed Rulemaking (NOPR). NOPR on Standards of Conduct. In September 2001, the FERC issued a NOPR announcing that it is considering new regulations regarding standards of conduct that would apply uniformly to natural gas pipelines and electric transmitting public utilities that are currently subject to different gas or electric standards. The proposed standards would change how companies and their affiliates interact and share information by broadening the definition of "affiliate" covered by the standards of conduct. Various entities filed comments on the NOPR with the FERC, including Duke Energy, in December 2001. In April 2002, the FERC Staff issued an analysis of the comments received from these entities. In several areas, the staff's analysis reflects important changes to the NOPR. However, with regard to corporate governance, the staff's analysis recommended adoption of an automatic imputation rule which could impact parent company oversight of subsidiaries with pipeline transmission functions such as the Company. A public conference was held in May 2002 to discuss the proposed revisions to the gas standards of conduct. Duke Energy filed supplemental comments with respect to the FERC Staff's analysis in June 2002. Issuance of a final rule is now pending before the FERC.

NOPR on Asset Retirement Obligations. On October 30, 2002, the FERC issued a NOPR which seeks to establish a more transparent, complete and consistent reporting of liabilities associated with the retirement of long-lived assets. Among other things, the FERC proposes adding new balance sheet and income statement accounts to reflect the value of such liabilities, similar to the provisions in SFAS No. 143 (see Note 2). The changes are proposed to take effect on January 1, 2003 and apply to public utilities, natural gas firms and oil pipeline companies. The Company has initiated a detailed review of the NOPR. The Company is currently assessing the NOPR but has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

5. Gas Imbalances

The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered. Other Current Assets include $25 million as of September 30, 2002 and $15 million as of December 31, 2001, and Other Current Liabilities include $37 million as of September 30, 2002 and $41 million as of December 31, 2001, related to gas imbalances (see Note 7). Natural gas volumes owed to (from) the Company are valued at natural gas market prices as of the balance sheet dates.

6. Long-term Debt

In July 2002, the Company issued $300 million of 5.25% senior unsecured bonds due in 2007 and $450 million of 7.0% senior unsecured bonds due in 2032. The proceeds from these issuances were used for the repayment of $100 million, 8% notes payable in July 2002 and other pipeline and corporate activities, including pipeline expansion and maintenance projects and advances to affiliates.

7. Related Party Transactions

--------------------------------------------------------------------------------------------------
Income Statement Transactions (in millions)
--------------------------------------------------------------------------------------------------
                                               For the Three Months         For the Nine Months
                                                Ended September 30,         Ended September 30,
                                               ---------------------------------------------------
                                                 2002         2001           2002         2001
                                               ---------------------------------------------------
Transportation of natural gas                     $  6         $  8          $  21        $  22
Storage of natural gas and other services           16           21             48           76
Operation and maintenance (a)                       20           17             56           75
--------------------------------------------------------------------------------------------------
(a) Includes allocated retirement plan costs

--------------------------------------------------------------------------------
Balance Sheet Transactions (in millions)
--------------------------------------------------------------------------------
                                               September 30,      December 31,
                                                   2002              2001
                                              ----------------------------------
Accounts receivable                                $   8              $  9
Other current assets - gas imbalances                  3                 2
Accounts payable                                       2                 -
Other current liabilities - gas imbalances            26                25
Taxes accrued                                        172                99
--------------------------------------------------------------------------------

Advances receivable-affiliate do not bear interest. Advances are carried as open accounts and are not segregated between current and non-current amounts. Increases and decreases in advances result from the movement of funds to provide for operations, capital expenditures and debt payments of the Company. The increase in Advances receivable-affiliate is primarily a result of advancing the remaining proceeds of the $750 million bond issuances in July 2002 to Duke Capital Corporation, which manages the cash of its subsidiaries, including the Company, on a centralized basis (see Note 6).

8. Commitments and Contingencies

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

On April 8, 2002, the United States District Court for the Southern District of Texas (US District Court) terminated the 1989 federal consent decree between the Environmental Protection Agency (EPA) and the Company. In so doing, the US District Court and the federal government agreed that the Company had successfully completed all the requirements of the federal consent decree regarding polychlorinated biphenyl contamination at numerous sites along the pipeline system. As such, provisions for environmental clean-up commitments were reduced by approximately $9 million in the second quarter of 2002.

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

In 2000, the EPA finalized another ozone-related rule under Section 126 of the Clean Air Act (CAA). Section 126 of the CAA has virtually identical emission control requirements as the 1998 action. In addition to the Section 126 rule, the EPA is in the process of finalizing new requirements for EPA approved state programs regarding the control of emissions of nitrogen oxides (NOx). Section 126 affects large turbines and the NOx state program requirements affect large reciprocating engines. The compliance date for both the Section 126 rule and the state NOx requirements is May 1, 2003. In addition to these regulatory developments, several states are in the process of finalizing ozone-related rules that will affect smaller turbines and reciprocating engines. The anticipated compliance date for most of these state rules for smaller sources is January 1, 2005. Finally, the EPA is also in the process of issuing a new standard under the National Emission Standards for Hazardous Pollutants (NESHAP) for control of formaldehyde emissions. This rule will affect facilities with a significant amount of reciprocating engine capacity. The anticipated compliance date of this NESHAP rule is 2004. Management estimates the Company will spend up to $41 million in capital costs for additional emission controls through 2006 to comply with these new EPA and state rules.

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

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 2002 increased $9 million compared to the same period in 2001. The increase was mainly attributable to a reduction of provisions for environmental clean-up commitments that was recorded as a result of an order received from the United States District Court for the Southern District of Texas (US District Court) terminating a 1989 consent decree with the Company. In addition, operating expenses were lower comparing the periods and depreciation and amortization expense decreased as a result of the discontinuation of the amortization of goodwill in accordance with the adoption of Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," in 2002. These increases to net income were partially offset by lower other revenues due to a decrease in the price of energy related products and associated volumes. Interest expense increased primarily as a result of the bond issuances in July 2002.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures for the first nine months of 2002 were $124 million and $114 million for the comparable 2001 period. Projected 2002 capital expenditures, including allowance for funds used during construction, are approximately $190 million, with market-expansion expenditures approximating 62% of the capital budget. All projected capital expenditures are subject to periodic review and revision and may vary significantly depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, acquisition opportunities, market volatility and economic trends. The Company's growth initiatives, debt repayments and operating requirements are expected to be funded primarily by cash from operations and the proceeds from the debt issuance. Management believes the Company has adequate financial resources to meet its future cash flow needs.

In July 2002, the Company issued $300 million of 5.25% senior unsecured bonds due in 2007 and $450 million of 7.0% senior unsecured bonds due in 2032. The proceeds from these issuances were used for the repayment of $100 million, 8% notes payable in July 2002 and other pipeline and corporate activities, including pipeline expansion and maintenance projects and advances to affiliates (see Note 7 to the Consolidated Financial Statements, "Related Party Transactions.").

In August 2002, Standard & Poor's (S&P) downgraded its long term ratings for Duke Energy, Duke Capital Corporation, and the Company, one ratings level, changing its outlook to Stable. S&P's actions were based principally on a reassessment of Duke Energy's consolidated creditworthiness and S&P's perceived increase in risk of energy trading and merchant generation activities.

In September 2002, Moody's Investors Service (Moody's) placed the long term and short term ratings of Duke Energy, and the long term ratings of Duke Capital Corporation and the Company, on Review for Potential Downgrade. This action followed Duke Energy's recent decision to reduce its earnings outlook for the remainder of 2002 and 2003. A resolution to Moody's action is expected during the fourth quarter of 2002.

In October 2002, Fitch Ratings (Fitch) downgraded its ratings for Duke Energy and Duke Capital Corporation one ratings level due primarily to the credit impacts from Duke Energy's reduced earnings outlook for the remainder of 2002 and 2003. However, the ratings of the Company's senior unsecured notes were not changed by Fitch. Fitch concluded its ratings action leaving Duke Energy, Duke Capital Corporation, and the Company, on Negative Outlook due to the on-going uncertainty surrounding the merchant power industry and investigations by the FERC and the Securities and Exchange Commission.

The ratings of the Company and its parent companies may be dependent on, among other things, the earnings for 2002 and the outlook for 2003 of the parent companies. Management believes the earnings for 2003 of our parent companies could be below those of 2002 without an improvement in market conditions. If, as a result of market conditions or other factors affecting our businesses, the parent companies are unable to achieve their earnings outlook or lower their earnings outlook, the ratings for the parent companies and the Company could be adversely affected.

CURRENT ISSUES

Competition. Wholesale Competition. In 2000, the FERC issued Order 637, which sets forth revisions to its regulations governing short-term natural gas transportation services and policies governing the regulation of interstate natural gas pipelines. Among the significant actions taken are requiring interstate pipelines to file pro forma tariff sheets to (i) provide for nomination equality between capacity release and primary pipeline capacity; (ii) implement imbalance management services (for which interstate pipelines may charge fees) while at the same time reducing the use of operational flow orders and penalties; and (iii) provide segmentation rights if operationally feasible. Order 637 also narrows the right of first refusal (ROFR) to remove economic biases perceived in the current rule. Order 637 imposes significant new reporting requirements for interstate pipelines that were implemented by the Company during 2000. Additionally, Order 637 permits pipelines to propose peak/off-peak rates and term-differentiated rates, and encourages pipelines to propose experimental capacity auctions. By Order 637-A, issued in 2000, the FERC generally denied requests for rehearing and several parties, including the Company's parent, Duke Energy, filed appeals in the District of Columbia Circuit Court of Appeals (Court) seeking review of various aspects of the Order. On April 5, 2002, the Court issued an opinion on the appeals of Order 637, reversing and/or remanding certain issues for further review by the FERC. On October 31, 2002, FERC issued an order on remand requiring interstate pipelines to remove the term matching cap for the ROFR which had been set previously at five (5) years. As a result of this determination, an existing customer seeking to exercise its ROFR to renew an expiring contract will have to match the term of any third party's competing bid, regardless of the length of such term. FERC also found that shippers should have certain rights to forwardhaul and backhaul service to the same delivery point in excess of the maximum daily quantity under their service contracts. FERC required interstate pipelines to make tariff filings to comply with the October 31 remand order. Interested parties have until December 2, 2002 to file for rehearing and/or clarification of the remand order.

In addition to the FERC's general Order 637 rulemaking proceeding, FERC also required each interstate pipeline company to make individual compliance filings to implement the specific requirements of Order 637. The Company made its individual Order 637 compliance filing with the FERC during the third quarter of 2001. On February 27, 2002, the FERC issued an order approving, subject to modifications, the pro forma tariff sheets submitted by the Company during the third quarter of 2001. The Company has filed for rehearing of the February 27, 2002 order with respect to certain issues. Other parties have also sought rehearing of this order. The Company submitted revised tariff sheets on May 29, 2002 reflecting the modifications required by the FERC, and the matter is now pending before the FERC.

Management believes that the effects of these matters will have no material effect on the Company's future consolidated results of operations, cash flows or financial position.

Notice of Proposed Rulemaking (NOPR). NOPR on Standards of Conduct. In September 2001, the FERC issued a NOPR announcing that it is considering new regulations regarding standards of conduct that would apply uniformly to natural gas pipelines and electric transmitting public utilities that are currently subject to different gas or electric standards. The proposed standards would change how companies and their affiliates interact and share information by broadening the definition of "affiliate" covered by the standards of conduct. Various entities filed comments on the NOPR with the FERC, including Duke Energy, in December 2001. In April 2002, the FERC Staff issued an analysis of the comments received from these entities. In several areas, the staff's analysis reflects important changes to the NOPR. However, with regard to corporate governance, the staff's analysis recommended adoption of an automatic imputation rule which could impact parent company oversight of subsidiaries with pipeline transmission functions such as the Company. A public conference was held in May 2002 to discuss the proposed revisions to the gas standards of conduct. Duke Energy filed supplemental comments with respect to the FERC Staff's analysis in June 2002. Issuance of a final rule is now pending before the FERC.

NOPR on Asset Retirement Obligations. On October 30, 2002, the FERC issued a NOPR which seeks to establish a more transparent, complete and consistent reporting of liabilities associated with the retirement of long-lived assets. Among other things, the FERC proposes adding new balance sheet and income statement accounts to reflect the value of such liabilities, similar to the provisions in SFAS No. 143, "Accounting for Asset Retirement Obligations." (see
Note 2 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies."). The changes are proposed to take effect on January 1, 2003 and apply to public utilities, natural gas firms and oil pipeline companies. The Company has initiated a detailed review of the NOPR. The Company is currently assessing the NOPR but has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

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

On April 8, 2002, the US District Court terminated the 1989 federal consent decree between the Environmental Protection Agency (EPA) and the Company. In so doing, the US District Court and the federal government agreed that the Company had successfully completed all the requirements of the federal consent decree regarding polychlorinated biphenyl contamination at numerous sites along the pipeline system. As such, provisions for environmental clean-up commitments were reduced by approximately $9 million in the second quarter of 2002.

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

In 2000, the EPA finalized another ozone-related rule under Section 126 of the Clean Air Act (CAA). Section 126 of the CAA has virtually identical emission control requirements as the 1998 action. In addition to the Section 126 rule, the EPA is in the process of finalizing new requirements for EPA approved state programs regarding the control of emissions of nitrogen oxides (NOx). Section 126 affects large turbines and the NOx state program requirements affect large reciprocating engines. The compliance date for both the Section 126 rule and the state NOx requirements is May 1, 2003. In addition to these regulatory developments, several states are in the process of finalizing ozone-related rules that will affect smaller turbines and reciprocating engines. The anticipated compliance date for most of these state rules for smaller sources is January 1, 2005. Finally, the EPA is also in the process of issuing a new standard under the National Emission Standards for Hazardous Pollutants (NESHAP) for control of formaldehyde emissions. This rule will affect facilities with a significant amount of reciprocating engine capacity. The anticipated compliance date of this NESHAP rule is 2004. Management estimates the Company will spend up to $41 million in capital costs for additional emission controls through 2006 to comply with these new EPA and state rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Credit Risk

The Company's principal customers for natural gas transportation and storage services are industrial end-users and utilities located throughout the Mid-Atlantic and northeastern states. The Company has concentrations of receivables from natural gas and electric utilities and their affiliates, as well as industrial customers and gas marketers throughout these regions. These concentrations of customers may affect the Company's overall credit risk in that risk factors can negatively impact the credit quality of the entire sector. Where exposed to credit risk, the Company analyzes the counterparties' financial condition prior to entering into an agreement, establishes credit limits in accordance with corporate credit policy and monitors the appropriateness of those limits on an ongoing basis.

In view of the current challenges in the energy sector, the Company has increased its efforts to monitor the liquidity of its customers, and will obtain security and evaluate other options, as appropriate, to manage its transportation and storage contract positions.

Item 4. Controls and Procedures.

The Company's management, including the President and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14 during October and November 2002. Based on that evaluation, the President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. The required information was effectively recorded, processed, summarized and reported within the time period necessary to prepare this quarterly report. The Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the Company's reports under the Exchange Act are accumulated and communicated to management, including the President and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the President and Chief Financial Officer completed their evaluation.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information concerning material litigation and other contingencies, see Note 8 to the Consolidated Financial Statements, "Commitments and Contingencies."

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

Exhibit
Number
-------

4.1 Third Supplemental Indenture dated as of July 2, 2002, by and between Texas Eastern Transmission, LP and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee, including the form of 5.25% Notes Due July 15, 2007 and 7.00% Notes Due July 15, 2032.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

The Company filed no reports on Form 8-K during the third quarter of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TEXAS EASTERN TRANSMISSION, LP

                                By: Duke Energy Gas Transmission Services, LLC, its General Partner



November 14, 2002               /s/ Dorothy M. Ables
                                ---------------------------
                                Dorothy M. Ables
                                Senior Vice President, Finance and
                                Administration and Chief Financial Officer

CERTIFICATIONS

I, Dorothy M. Ables certify that:


1. I have reviewed this quarterly report on Form 10-Q of Texas Eastern Transmission, LP;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                               /s/ Dorothy M. Ables
                               ----------------------------
                               Dorothy M. Ables
                               Senior Vice President, Finance & Administration and Chief Financial Officer
                               Duke Energy Gas Transmission Services, LLC
                               General Partner of Texas Eastern Transmission, LP

CERTIFICATIONS

I, Thomas C. O'Connor certify that:


1. I have reviewed this quarterly report on Form 10-Q of Texas Eastern Transmission, LP;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                               /s/ Thomas C. O'Connor
                               --------------------------------
                               Thomas C. O'Connor
                               President
                               Duke Energy Gas Transmission Services, LLC
                               General Partner of Texas Eastern Transmission, LP