Form 10-Q
period 2003-03-31
TEXAS EASTERN TRANSMISSION LP
filed 2003-05-15
CIK 97432

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

   For Quarter Ended March 31, 2003            Commission File Number 1-4456


                         TEXAS EASTERN TRANSMISSION, LP
             (Exact name of Registrant as Specified in its Charter)

                Delaware                                    76-0677232
      (State or Other Jurisdiction                         (IRS Employer
            of Incorporation)                           Identification No.)

                              5400 Westheimer Court
                                  P.O. Box 1642
                             Houston, TX 77251-1642
                    (Address of Principal Executive Offices)
                                   (Zip code)

                                  713-627-5400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ( x ) No (__)
                       ---

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

                         TEXAS EASTERN TRANSMISSION, LP
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003
                                      INDEX


Item                                                                                                        Page
----                                                                                                        ----
                          PART I. FINANCIAL INFORMATION

1.   Financial Statements ............................................................................       1
     Consolidated Statements of Operations for the Three Months Ended
         March 31, 2003 and 2002 .....................................................................       1
     Condensed Consolidated Statements of Cash Flows for the Three Months Ended
         March 31,  2003 and 2002 ....................................................................       2
     Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002 ..........................       3
     Consolidated Statements of Comprehensive Income for the Three Months Ended
         March 31, 2003 and 2002 .....................................................................       5
     Notes to Consolidated Financial Statements ......................................................       6
2.   Management's Discussion and Analysis of Results of Operations and Financial Condition ...........      10
4.   Controls and Procedures .........................................................................      12

                           PART II. OTHER INFORMATION

1.   Legal Proceedings ...............................................................................      13
6.   Exhibits and Reports on Form 8-K ................................................................      13
     Signature .......................................................................................      14

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Texas Eastern Transmission, LP's (together with its subsidiaries, the "Company's") reports, filings and other public announcements may contain or incorporate by reference statements that do not directly or exclusively relate to historical facts. Such statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You can typically identify forward-looking statements by the use of forward-looking words, such as "may," "will," "could," "project," "believe," "anticipate," "expect," "estimate," "continue," "potential," "plan," "forecast" and other similar words. Those statements represent the Company's intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside the Company's control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Those factors include:

     . State and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed at and degree to which competition enters the natural gas industry
     . The outcomes of litigation and regulatory investigations, proceedings or inquiries
     . Industrial, commercial and residential growth in the Company's service territories
     .   The weather and other natural phenomena
     .   The timing and extent of changes in commodity prices and interest rates
     . General economic conditions, including any potential effects arising from terrorist attacks, the situation in Iraq and any consequential hostilities or other hostilities
     . Changes in environmental and other laws and regulations to which the Company and its subsidiaries are subject or other external factors over which the Company has no control
     . The results of financing efforts, including the Company's ability to obtain financing on favorable terms, which can be affected by various factors, including the Company's credit ratings, the credit ratings of its parents, and general economic conditions

     . The level of creditworthiness of counterparties to the Company's transactions
     . Growth in opportunities, including the timing and success of efforts to develop pipeline infrastructure projects
     .   The performance of pipeline and gas processing facilities
     . The extent of success in connecting natural gas supplies to gathering and processing systems and in connecting and expanding gas markets and
     . The effect of accounting pronouncements issued periodically by accounting standard-setting bodies.

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than the Company has described. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                         TEXAS EASTERN TRANSMISSION, LP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                  (In millions)

                                                         Three Months Ended
                                                              March 31,
                                                        --------------------
                                                         2003           2002
                                                        --------------------

Operating Revenues
     Transportation of natural gas                      $170            $159
     Storage of natural gas and other services            49              41
                                                        ----            ----
        Total operating revenues                         219             200
                                                        ----            ----

Operating Expenses
     Operation and maintenance                            57              61
     Depreciation and amortization                        22              21
     Property and other taxes                             12              12
                                                        ----            ----
        Total operating expenses                          91              94
                                                        ----            ----

Operating Income                                         128             106

Other Income and Expenses                                  1               -

Interest Expense                                          21              11
                                                        ----            ----

Earnings Before Income Taxes                             108              95

Income Taxes                                              39              33
                                                        ----            ----
Net Income                                              $ 69            $ 62
                                                        ====            ====

                 See Notes to Consolidated Financial Statements.

                         TEXAS EASTERN TRANSMISSION, LP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                             Three Months Ended
                                                                 March 31,
                                                             ------------------
                                                               2003       2002
                                                             --------    ------
CASH FLOWS FROM OPERATING ACTIVITIES                          $    85    $  121
                                                              -------    ------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                           (21)      (22)
   Net increase in advances receivable - affiliates               (65)      (99)
   Retirements and other                                            1         -
                                                              -------    ------
          Net cash used in investing activities                   (85)     (121)
                                                              -------    ------

CASH FLOWS FROM FINANCING ACTIVITIES                                -         -
                                                              -------    ------

   Net change in cash and cash equivalents                          -         -

   Cash and cash equivalents at beginning of period                 -         -
                                                              -------    ------
   Cash and cash equivalents at end of period                 $     -    $    -
                                                              =======    ======

                 See Notes to Consolidated Financial Statements.

                         TEXAS EASTERN TRANSMISSION, LP
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                                   March 31,       December 31,
                                                                     2003              2002
                                                                  (Unaudited)
                                                                  -----------      ------------
ASSETS

Current Assets
   Accounts receivable, net of allowances for doubtful accounts   $        72      $         74
   Inventory                                                               25                25
   Other                                                                   73                32
                                                                  -----------      ------------
       Total current assets                                               170               131
                                                                  -----------      ------------

Investments and Other Assets
   Advances receivable - affiliates                                     1,406             1,282
   Goodwill, net of accumulated amortization                              136               136
                                                                  -----------      ------------
       Total investments and other assets                               1,542             1,418
                                                                  -----------      ------------

Property, Plant and Equipment
   Cost                                                                 3,978             4,039
   Less accumulated depreciation and amortization                       1,246             1,252
                                                                  -----------      ------------
       Net property, plant and equipment                                2,732             2,787
                                                                  -----------      ------------

Regulatory Assets and Deferred Debits                                     136               137
                                                                  -----------      ------------

   Total Assets                                                   $     4,580      $      4,473
                                                                  ===========      ============

                 See Notes to Consolidated Financial Statements.

                         TEXAS EASTERN TRANSMISSION, LP
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                                   March 31,          December 31,
                                                                      2003                2002
                                                                  (Unaudited)
                                                                  -----------         ------------
LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
    Accounts payable                                              $        11         $         22
    Taxes accrued                                                         161                  136
    Interest accrued                                                       21                   28
    Other                                                                 120                  102
                                                                  -----------         ------------
        Total current liabilities                                         313                  288
                                                                  -----------         ------------

Long-term Debt                                                          1,185                1,185
                                                                  -----------         ------------

Deferred Credits and Other Liabilities
    Deferred income taxes                                                 751                  748
    Other                                                                 121                  109
                                                                  -----------         ------------
        Total deferred credits and other liabilities                      872                  857
                                                                  -----------         ------------

Partners' Capital
    Partners' capital                                                   2,219                2,150
    Accumulated other comprehensive loss                                   (9)                  (7)
                                                                  -----------         ------------
        Total partners' capital                                         2,210                2,143
                                                                  -----------         ------------

    Total Liabilities and Partners' Capital                       $     4,580         $      4,473
                                                                  ===========         ============

                 See Notes to Consolidated Financial Statements.

                         TEXAS EASTERN TRANSMISSION, LP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                  (In millions)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                             ------------------------
                                                                               2003            2002
                                                                             --------        --------
Net Income                                                                   $     69        $     62

Other Comprehensive Loss, net of tax
   Unrealized net loss on cash flow hedges (net of tax of $3 in 2003 and
      $3 in 2002)                                                                  (6)             (5)
   Reclassification adjustment into earnings (net of tax of $3 in 2003 and
      $1 in 2002)                                                                   4              (2)
                                                                             --------        --------
      Total Other Comprehensive Loss                                               (2)             (7)

                                                                             --------        --------
Total Comprehensive Income                                                   $     67        $     55
                                                                             ========        ========

                 See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Nature of Operations

Texas Eastern Transmission, LP (together with its subsidiaries, the "Company") is an indirect, wholly-owned subsidiary of Duke Energy Corporation (Duke Energy). The Company is primarily engaged in the interstate transportation and storage of natural gas. The Company's interstate natural gas transmission and storage operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

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

Asset Retirement Obligations. As of January 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," which addressed financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

The implementation of SFAS No. 143 in the first quarter of 2003 resulted in a net $6 million increase in property, plant and equipment. Liabilities increased approximately $6 million representing the establishment of an asset retirement obligation. If SFAS No. 143 had been in effect for the three prior years, the pro forma effects on the asset retirement obligation liability for each year would have been immaterial. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. For the first quarter of 2003, the accretion expense was approximately $0.1 million. As of March 31, 2003, the Company has no assets that are legally restricted for the purposes of settling asset retirement obligations.

3. Regulatory Matters

Order 637. In 2000, the FERC issued Order 637, which revised its regulations for the intended purpose of improving the competitiveness and efficiency of natural gas markets. Order 637 effected changes in capacity segmentation, rights of first refusal (ROFR), scheduling procedures, as well as various reporting requirements intended to provide more transparent pricing information and permit more effective monitoring of the market. The FERC also required each interstate pipeline to submit individual compliance filings to implement the requirements of Order 637. Several parties, including the Company, filed appeals in the District of Columbia Court of Appeals seeking court review of various aspects of Order 637, including (i) the right of customers to segment their capacity rights in a manner that would allow both a forwardhaul and a backhaul transportation transaction to a single delivery point, and (ii) the ROFR granted to existing customers to extend contracts beyond the end of the contract's primary term. In April 2002, the District of Columbia Court of Appeals generally affirmed Order 637 but remanded certain issues to the FERC for further disposition, including the forwardhaul/backhaul and ROFR issues. These matters are still under review by the FERC.

In addition to the FERC's general Order 637 rulemaking proceeding, the FERC also required each interstate pipeline company to make individual compliance filings to implement the specific requirements of Order 637. The Company made its Order 637 compliance filing with the FERC during the third quarter of 2001. On February 27, 2002, the FERC issued an order approving, subject to modifications, the pro forma tariff sheets submitted by the Company. The Company, as well as several other parties, filed for rehearing of the February 27, 2002, order with respect to certain issues. The Company also submitted revised tariff sheets on May 29, 2002, reflecting the modifications required by the FERC. The FERC issued an order on February 24, 2003 addressing the various rehearing requests as well as the Company's tariff filings, and requiring the Company to implement certain findings from the order in the second quarter of 2003 and other findings in the third quarter of 2003. On March 25, 2003, the Company submitted a complete set of Order 637 compliance tariff sheets reflecting the changes required by the order issued on February 24, 2003. The Company is awaiting final approval of its compliance filing from the FERC.

Management believes that the implementation of Order 637 will have no material adverse effect on the Company's future consolidated results of operations, cash flows or financial position.

Fuel Tracker. Other Current Assets on the Consolidated Balance Sheets included $14 million as of March 31, 2003 and $9 million as of December 31, 2002, for costs related to fuel and balancing activity of the pipeline system that are recovered annually in transportation rates in accordance with the Company's FERC gas tariff.

Standards of Conduct. In September 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR) announcing they would substantially modify the current standards of conduct uniformly applicable to natural gas pipelines and electric transmitting public utilities currently subject to differing standards. The proposal impacts how companies and their affiliates interact and share information by broadening the definition of "affiliate" covered by the standards of conduct. Duke Energy filed extensive comments on the NOPR with the FERC in December 2001. In April 2002, the FERC Staff issued an analysis of all comments received which reflected important progress in several areas. With regard to corporate governance, however, the FERC Staff's analysis recommended adoption of an automatic imputation rule which could impact parent company oversight of subsidiaries with pipeline and storage functions. A public conference was held in May 2002 to discuss the proposed revisions to the gas and electric standards of conduct. Duke Energy filed supplemental comments with respect to the FERC Staff's analysis in June 2002. The FERC is expected to take further action on the NOPR in the first half of 2003.

4. Gas Imbalances

The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered. As the settlement of imbalances are in-kind, changes in the balances do not have an impact on the Company's Consolidated Statements of Cash Flows. Other Current Assets include $57 million as of March 31, 2003 and $21 million as of December 31, 2002, and Other Current Liabilities include $82 million as of March 31, 2003 and $51 million as of December 31, 2002, related to gas imbalances. Natural gas volumes owed to (by) the Company are valued at natural gas market prices as of the balance sheet dates. When comparing 2003 and 2002, the increased balances are primarily the result of increased market prices for natural gas.

5. Related Party Transactions

--------------------------------------------------------------------------------
 Balance Sheet Transactions (in millions)
--------------------------------------------------------------------------------
                                                 March 31,        December 31,
                                                    2003              2002
                                              ----------------------------------
 Accounts receivable                              $   13             $  11
 Other current assets - gas imbalances                30                 4
 Accounts payable                                      3                 6
 Other current liabilities - gas imbalances           13                31
 Taxes accrued                                       123                89
--------------------------------------------------------------------------------

-----------------------------------------------------------------------
Income Statement Transactions (in millions)
-----------------------------------------------------------------------
                                                For the Three Months
                                                  Ended March 31,
                                              -------------------------
                                                 2003         2002
                                              -------------------------
Transportation of natural gas /a/                $  10         $  8
Storage of natural gas and other services /a/       27           14
Operation and maintenance /b/                       22           14
-----------------------------------------------------------------------
/a/ In the normal course of business, the Company provides natural gas transportation, storage and other services to affiliates such as Duke Energy Trading and Marketing, LLC (DETM) and Duke Energy Field Services, LLC (DEFS). /b/ Includes reimbursement of costs incurred by affiliates on behalf of the Company, gas purchased from affiliates such as DETM and DEFS for operations, and allocations from Duke Energy affiliates for various services and other costs. Duke Energy affiliates charge such expenses based on the cost of actual services provided or using various allocation methodologies based on the Company's percentage of assets, employees, earnings, or other measures, as compared to other Duke Energy affiliates.

Advances receivable-affiliates do not bear interest. Advances are carried as open accounts and are not segregated between current and non-current amounts. Increases and decreases in advances result from the movement of funds to provide for operations, capital expenditures and debt payments of the Company. In March 2003, the Company transferred its interests in its primary office building in Houston, Texas to the Company's limited partner at its net book value, which increased Advances receivable-affiliates by approximately $59 million.

The Company also has two notes payable issued to an affiliate, PanEnergy Corp, totaling $1.6 billion, which were outstanding at March 31, 2003 and December 31, 2002. Interest expense related to these notes totaled approximately $38 million for the three months ended March 31, 2003 and 2002, respectively. In addition, the Company has two notes receivable from PanEnergy Corp totaling $1.6 billion which were outstanding at March 31, 2003 and December 31, 2002. Interest income related to these notes totaled approximately $38 million for the three months ended March 31, 2003 and 2002, respectively. These notes contain a right of setoff and are presented, along with their interest components, net in the consolidated financial statements.

6. Commitments and Contingencies

Environmental. The Company is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

Remediation activities. The Company is responsible for environmental remediation at various impacted properties or contaminated sites. These include some sites that are part of ongoing Company operations or are owned by the Company as well as sites owned by third parties. These matters typically involve management of contaminated soils and may involve ground water remediation. They are managed in conjunction with the relevant federal, state, and local agencies. These sites or matters vary, for example, with respect to site conditions and location, remedial requirements, sharing of responsibility by other entities, and complexity. Certain matters can involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, whereby the Company could potentially be held responsible for contamination caused by other parties. In some instances, the Company may share any liability associated with contamination with other potentially responsible parties, and the Company may benefit from insurance policies or contractual indemnities that cover some cleanup costs. All of these sites generally are managed in the normal course of business. At March 31, 2003 and December 31, 2002, the Company has recorded reserves for remediation activities on an undiscounted basis for approximately $26 million. Management believes that completion or resolution of these matters will have no material adverse effect on consolidated results of operations, cash flows, or financial position.

Air Quality Control. The Company operates compressor stations located in 15 different states. From time to time states, as well as the Environmental Protection Agency (EPA), will modify the regulatory requirements in order to maintain compliance with the Federal Clean Air Act requirements. These regulatory modifications sometimes necessitate the addition of emission controls. Management estimates that the Company will spend up to approximately $30 million in capital costs for additional emission controls through 2007 in order to comply with new EPA and state regulatory requirements. These estimates remain subject to change, however, due to continuing changes to the requirements. Management believes that completion or resolution of these matters will have no material adverse effect on consolidated results of operations, cash flows, or financial position.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements. Because all of the partnership interests of the Company are owned indirectly by Duke Energy Corporation (Duke Energy), the following discussion has been prepared in accordance with the reduced disclosure format permitted by Form 10-Q for certain issuers that are wholly-owned subsidiaries of reporting companies under the Securities Exchange Act of 1934 set forth in General Instruction H (1)(a) and (b) for Form 10-Q.

Texas Eastern Transmission, LP (Texas Eastern) is an indirect wholly-owned subsidiary of Duke Energy. Texas Eastern and its subsidiaries (the "Company") are primarily engaged in the interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic and northeastern states. Interstate natural gas transmission and storage operations are subject to the Federal Energy Regulatory Commission's (FERC's) rules and regulations.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2003 increased $7 million compared to the same period in 2002. The increase was mainly attributable to new firm contracts in addition to higher usage revenue as a result of colder weather in comparison to the same period during the prior year, and higher prices of energy-related products. These increases were partially offset by increased interest expense as a result of bond issuances in July 2002.

The Company's throughput was 395 trillion British thermal units (TBtu) for the three months ended March 31, 2003 and 334 TBtu for same period in 2002. The increase of approximately 18% was a result of the colder weather in early 2003 in the Company's market areas.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003 and December 31, 2002, the Company had no cash or cash equivalents since all cash is managed collectively at the parent-company level and is therefore advanced to/from affiliates as cash is generated or paid by the Company. The Company's working capital was a $143 million deficit as of March 31, 2003, compared to a $157 million deficit as of December 31, 2002. The Company's capital expenditures, debt repayments and operating requirements are expected to be funded by cash from operations. Management believes the Company has adequate financial flexibility and resources to meet its future needs.

Cash flows from operating activities decreased $36 million from the same period of the prior year mostly due to negative changes in working capital compared to the 2002 period and fuel tracker gas purchases in 2003.

Capital expenditures for the first three months of 2003 were $21 million and $22 million for the comparable 2002 period. Projected 2003 capital expenditures, including allowance for funds used during construction, are approximately $74 million, with market-expansion expenditures approximating 26% of the capital budget. All projected capital expenditures are subject to periodic review and revision and may vary significantly depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, acquisition opportunities, market volatility and economic trends.

In March 2003, Moody's Investor Service (Moody's) placed its long-term and short-term ratings of Duke Energy and Duke Capital Corporation, an indirect parent company, and its long-term ratings of the Company and PanEnergy Corp, an indirect parent company, on review for potential downgrade. Moody's review was prompted by concerns regarding cash flow coverage metrics at Duke Capital Corporation and uncertainties associated with forecasting cash flow contributions from other, non-regulated subsidiaries of Duke Energy.

As of March 31, 2003, the Company's senior unsecured credit ratings were "A-"(S&P), "Baa1" (Moody's), and "BBB+" (Fitch). The ratings of the Company and its parent companies are dependent on, among other factors, Duke Energy's ability to generate sufficient cash to fund its capital and investment expenditures and dividends, while strengthening the balance sheet through debt reductions. If, as a result of market conditions or other factors affecting Duke Energy's business, Duke Energy is unable to execute its business plan, including disposition of non-core assets, or if Duke Energy's earnings outlook deteriorates, Duke Energy's and the Company's ratings could be further affected.

CURRENT ISSUES

Regulatory Matters. In 2000, the FERC issued Order 637, which revised its regulations for the intended purpose of improving the competitiveness and efficiency of natural gas markets. Order 637 effected changes in capacity segmentation, rights of first refusal (ROFR), scheduling procedures, as well as various reporting requirements intended to provide more transparent pricing information and permit more effective monitoring of the market. The FERC also required each interstate pipeline to submit individual compliance filings to implement the requirements of Order 637. Several parties, including the Company, filed appeals in the District of Columbia Court of Appeals seeking court review of various aspects of Order 637, including (i) the right of customers to segment their capacity rights in a manner that would allow both a forwardhaul and a backhaul transportation transaction to a single delivery point, and (ii) the ROFR granted to existing customers to extend contracts beyond the end of the contract's primary term. In April 2002, the District of Columbia Court of Appeals generally affirmed Order 637 but remanded certain issues to the FERC for further disposition, including the forwardhaul/backhaul and ROFR issues. These matters are still under review by the FERC.

In addition to the FERC's general Order 637 rulemaking proceeding, the FERC also required each interstate pipeline company to make individual compliance filings to implement the specific requirements of Order 637. The Company made its Order 637 compliance filing with the FERC during the third quarter of 2001. On February 27, 2002, the FERC issued an order approving, subject to modifications, the pro forma tariff sheets submitted by the Company. The Company, as well as several other parties, filed for rehearing of the February 27, 2002, order with respect to certain issues. The Company also submitted revised tariff sheets on May 29, 2002, reflecting the modifications required by the FERC. The FERC issued an order on February 24, 2003 addressing the various rehearing requests as well as the Company's tariff filings, and requiring the Company to implement certain findings from the order in the second quarter of 2003 and other findings in the third quarter of 2003. On March 25, 2003, the Company submitted a complete set of Order 637 compliance tariff sheets reflecting the changes required by the order issued on February 24, 2003. The Company is awaiting final approval of its compliance filing from the FERC.

Management believes that the implementation of Order 637 will have no material adverse effect on the Company's future consolidated results of operations, cash flows or financial position.

For information on additional regulatory matters, see Note 3 to the Consolidated Financial Statements, "Regulatory Matters."

Environmental. The Company is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

Remediation activities. The Company is responsible for environmental remediation at various impacted properties or contaminated sites. These include some sites that are part of ongoing Company operations or are owned by the Company as well as sites owned by third parties. These matters typically involve management of contaminated soils and may involve ground water remediation. They are managed in conjunction with the relevant federal, state, and local agencies. These sites or matters vary, for example, with respect to site conditions and location, remedial requirements, sharing of responsibility by other entities, and complexity. Certain matters can involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, whereby the Company could potentially be held responsible for contamination caused by other parties. In some instances, the Company may share any liability associated with contamination with other potentially responsible parties, and the Company may benefit from insurance policies or contractual indemnities that cover some cleanup costs. All of these sites generally are managed in the normal course of business. At March 31, 2003 and December 31, 2002, the Company has recorded reserves for remediation activities on an undiscounted basis for approximately $26 million. Management believes that completion or resolution of these matters will have no material adverse effect on consolidated results of operations, cash flows, or financial position.

Air Quality Control. The Company operates compressor stations located in 15 different states. From time to time states, as well as the Environmental Protection Agency (EPA), will modify the regulatory requirements in order to maintain compliance with the Federal Clean Air Act requirements. These regulatory modifications sometimes necessitate the addition of emission controls. Management estimates that the Company will spend up to approximately $30 million in capital costs for additional emission controls through 2007 in order to comply with new EPA and state regulatory requirements. These estimates remain subject to change, however, due to continuing changes to the requirements. Management believes that completion or resolution of these matters will have no material adverse effect on consolidated results of operations, cash flows, or financial position.

Item 4. Controls and Procedures.

During April and May 2003, the Company's management, including the President and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14. Based on that evaluation, they concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. The required information was effectively recorded, processed, summarized and reported within the time period necessary to prepare this quarterly report. The Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the Company's reports under the Exchange Act are accumulated and communicated to management, including the President and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, after the President and Chief Financial Officer completed their evaluation.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information concerning material litigation and other contingencies, see Note 6 to the Consolidated Financial Statements, "Commitments and Contingencies."

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

Exhibit
Number
------

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

The Company filed no reports on Form 8-K during the first quarter of 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         TEXAS EASTERN TRANSMISSION, LP

                         By: Duke Energy Gas Transmission Services, LLC, its General Partner

Date: May 15, 2003       /s/ Dorothy M. Ables
                         ---------------------------
                         Dorothy M. Ables
                         Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, Thomas C. O'Connor, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Texas Eastern Transmission, LP;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: May 15, 2003        /s/ Thomas C. O'Connor
                               ----------------------------------------
                               Thomas C. O'Connor
                               President
                               Duke Energy Gas Transmission Services, LLC
                               General Partner of Texas Eastern Transmission, LP

CERTIFICATIONS

I, Dorothy M. Ables, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Texas Eastern Transmission, LP;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: May 15, 2003        /s/ Dorothy M. Ables
                               ----------------------------------------
                               Dorothy M. Ables
                               Senior Vice President and Chief Financial Officer
                               Duke Energy Gas Transmission Services, LLC
                               General Partner of Texas Eastern Transmission, LP