Form 10-Q
period 2003-06-30
TEXAS EASTERN TRANSMISSION LP
filed 2003-08-14
CIK 97432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2003	Commission File Number 1-4456

TEXAS EASTERN TRANSMISSION, LP

(Exact name of Registrant as Specified in its Charter)

Delaware	72-0378240
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

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

All of the registrant’s limited partnership interests and all of the limited liability company interests of its general partner are indirectly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐  No  ☒

TEXAS EASTERN TRANSMISSION, LP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM

ACT OF 1995

Texas Eastern Transmission, LP’s (together with its subsidiaries, the “Company’s”) reports, filings and other public announcements may contain or incorporate by reference statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can typically identify forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other similar words. Those statements represent the Company’s intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside the Company’s control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Those factors include:

•	State and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed at and degree to which competition enters the natural gas industry

•	The outcomes of litigation and regulatory investigations, proceedings or inquiries

•	Industrial, commercial and residential growth in the Company’s service territories

•	The weather and other natural phenomena

•	The timing and extent of changes in commodity prices and interest rates

•	General economic conditions, including any potential effects arising from terrorist attacks and any consequential hostilities or other hostilities

•	Changes in environmental and other laws and regulations to which the Company and its subsidiaries are subject or other external factors over which the Company has no control

•	The results of financing efforts, including the Company’s ability to obtain financing on favorable terms, which can be affected by various factors, including the Company’s credit ratings, the credit ratings of its parents, and general economic conditions

i

•	The level of creditworthiness of counterparties to the Company’s transactions

•	Growth in opportunities, including the timing and success of efforts to develop pipeline infrastructure projects

•	The performance of pipeline, gas processing, and storage facilities

•	The extent of success in connecting natural gas supplies to gathering and processing systems and in connecting and expanding gas markets and

•	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies.

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than the Company has described. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TEXAS EASTERN TRANSMISSION, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Operating Revenues
Transportation of natural gas	$154	$154	$324	$313
Storage of natural gas and other services	52	42	101	83

Total operating revenues	206	196	425	396

Operating Expenses
Operation and maintenance	62	50	119	111
Depreciation and amortization	21	21	43	42
Property and other taxes	11	11	23	23

Total operating expenses	94	82	185	176

Operating Income	112	114	240	220

Other Income and Expenses	1	1	2	1

Interest Expense	21	11	42	22

Earnings Before Income Taxes	92	104	200	199

Income Taxes	36	38	75	71

Net Income	$56	$66	$125	$128

See Notes to Consolidated Financial Statements.

TEXAS EASTERN TRANSMISSION, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES	$199	$242

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(39)	(61)
Net increase in advances receivable - affiliates	(136)	(181)
Other	1	—

Net cash used in investing activities	(174)	(242)

CASH FLOWS FROM FINANCING ACTIVITIES	(25)	—

Net change in cash and cash equivalents	—	—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

See Notes to Consolidated Financial Statements.

TEXAS EASTERN TRANSMISSION, LP

CONSOLIDATED BALANCE SHEETS

(In millions)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Current Assets
Accounts receivable, net of allowance for doubtful accounts	$67	$74
Inventory	26	25
Other	53	32

Total current assets	146	131

Investments and Other Assets
Advances receivable - affiliates	1,478	1,282
Goodwill, net of accumulated amortization	136	136

Total investments and other assets	1,614	1,418

Property, Plant and Equipment
Cost	3,995	4,039
Less accumulated depreciation and amortization	1,266	1,252

Net property, plant and equipment	2,729	2,787

Regulatory Assets and Deferred Debits	167	137

Total Assets	$4,656	$4,473

See Notes to Consolidated Financial Statements.

TEXAS EASTERN TRANSMISSION, LP

CONSOLIDATED BALANCE SHEETS

(In millions)

	June 30, 2003 (Unaudited)	December 31, 2002
LIABILITIES AND PARTNERS’ CAPITAL

Current Liabilities
Accounts payable	$10	$22
Taxes accrued	182	136
Interest accrued	26	28
Other	126	102

Total current liabilities	344	288

Long-term Debt	1,185	1,185

Deferred Credits and Other Liabilities
Deferred income taxes	771	748
Other	115	109

Total deferred credits and other liabilities	886	857

Partners’ Capital
Partners’ capital	2,250	2,150
Accumulated other comprehensive loss	(9)	(7)

Total partners’ capital	2,241	2,143

Total Liabilities and Partners’ Capital	$4,656	$4,473

See Notes to Consolidated Financial Statements.

TEXAS EASTERN TRANSMISSION, LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Income	$56	$66	$125	$128

Other comprehensive loss
Net unrealized losses on cash flow hedges	(5)	(8)	(14)	(16)
Reclassification adjustment into earnings	5	—	12	(3)

Other comprehensive loss, before income taxes	—	(8)	(2)	(19)
Income tax benefit related to items of other comprehensive loss	—	3	—	7

Total other comprehensive loss	—	(5)	(2)	(12)

Total Comprehensive Income	$56	$61	$123	$116

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations

Texas Eastern Transmission, LP (together with its subsidiaries, the “Company”) is an indirect, wholly-owned subsidiary of Duke Energy Corporation (Duke Energy). The Company is primarily engaged in the interstate transportation and storage of natural gas. The Company’s interstate natural gas transmission and storage operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

2. Summary of Significant Accounting Policies

Consolidation. The Consolidated Financial Statements include the accounts of the Company and all wholly-owned subsidiaries, after eliminating intercompany transactions and balances. These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the interim Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption.

Conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Although these estimates are based on management’s best available knowledge of current and expected future events, actual results could be different from those estimates.

Asset Retirement Obligations. As of January 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which addressed financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

The implementation of SFAS No. 143 in the first quarter of 2003 resulted in a net $6 million increase in property, plant and equipment. Liabilities increased approximately $6 million representing the establishment of an asset retirement obligation. If SFAS No. 143 had been in effect for the three prior years, the pro forma effects on the asset retirement obligation liability for each year would have been immaterial. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. For the three and six months ended June 30, 2003, the accretion expense was approximately $0.1 million and $0.2 million, respectively. As of June 30, 2003, the Company has no assets that are legally restricted for the purposes of settling asset retirement obligations. Removal costs included in accumulated depreciation for property that does not have an associated legal retirement obligation as of June 30, 2003 is approximately $16 million.

Reclassifications. Certain prior period amounts have been reclassified to conform to current year presentation.

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

In addition to the FERC’s general Order 637 rulemaking proceeding, the FERC also required each interstate pipeline company to make individual compliance filings to implement the specific requirements of Order 637. The Company made its original Order 637 compliance filing with the FERC during the third quarter of 2001. The FERC issued an order on June 4, 2003 accepting the Company’s compliance tariff sheets and addressing all remaining material issues, and the Company is in the final stages of implementing Order 637.

Management believes that the implementation of Order 637 will have no material adverse effect on the Company’s future consolidated results of operations, cash flows or financial position.

Fuel Tracker. Other Current Assets on the Consolidated Balance Sheets included $16 million as of June 30, 2003 and $9 million as of December 31, 2002 for costs related to fuel and balancing activity of the pipeline system that are recovered annually in transportation rates in accordance with the Company’s FERC gas tariff.

Standards of Conduct. In September 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR) announcing they would modify the current standards of conduct uniformly applicable to natural gas pipelines and electric transmitting public utilities currently subject to differing standards. Duke Energy filed extensive comments on the NOPR with the FERC in December 2001. In April 2002, the FERC Staff issued an analysis of all comments received. A public conference was held in May 2002 to discuss the proposed revisions to the gas and electric standards of conduct. Duke Energy filed supplemental comments with respect to the FERC Staff’s analysis in June 2002. The FERC is expected to take further action on the NOPR in 2003.

4. Gas Imbalances

The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered. As the settlement of imbalances are in-kind, changes in the balances do not have an impact on the Company’s Consolidated Statements of Cash Flows. Other Current Assets include $37 million as of June 30, 2003 and $21 million as of December 31, 2002, and Other Current Liabilities include $93 million as of June 30, 2003 and $51 million as of December 31, 2002, related to gas imbalances. Natural gas volumes owed to (by) the Company are valued at natural gas market prices as of the balance sheet dates. When comparing 2003 and 2002, the increased balances are due to an increase in natural gas market price as well as an increase in volumes.

5. Related Party Transactions

Balance Sheet Transactions (in millions)

	June 30, 2003	December 31, 2002

Accounts receivable	$14	$ 11
Other current assets – gas imbalances	—	4
Accounts payable	2	6
Other current liabilities – gas imbalances	72	31
Taxes accrued	141	89

Income Statement Transactions (in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2003	2002	2003	2002

Transportation of natural gas [a]	$ 6	$ 7	$ 16	$15
Storage of natural gas and other services [a]	21	18	48	32
Operation and maintenance [b]	18	20	32	34

[a]	In the normal course of business, the Company provides natural gas transportation, storage and other services to affiliates such as Duke Energy Trading and Marketing, LLC (DETM) and Duke Energy Field Services, LLC (DEFS).
[b]	Includes reimbursement of costs incurred by affiliates on behalf of the Company, gas purchased from affiliates such as DETM and DEFS for operations, and allocations from Duke Energy affiliates for various services and other costs. Duke Energy affiliates charge such expenses based on the cost of actual services provided or using various allocation methodologies based on the Company’s percentage of assets, employees, earnings, or other measures, as compared to other Duke Energy affiliates.

Advances receivable-affiliates do not bear interest. Advances are carried as unsecured, open accounts and are not segregated between current and non-current amounts. Increases and decreases in advances generally result from the movement of funds to provide for operations, capital expenditures and debt payments of the Company. The increase in advances receivable-affiliates for the six months ended June 30, 2003 includes the non-cash transfer of the Company’s primary office building in Houston, Texas to its limited partner at its net book value of $59 million.

The Company paid a $25 million distribution to its partners in June 2003.

The Company also has two notes payable issued to an affiliate, PanEnergy Corp, totaling $1.6 billion, which were outstanding at June 30, 2003 and December 31, 2002. Interest expense related to these notes totaled approximately $76 million for the six months ended June 30, 2003 and 2002, respectively. In addition, the Company has two notes receivable from PanEnergy Corp totaling $1.6 billion which were outstanding at June 30, 2003 and December 31, 2002. Interest income related to these notes totaled approximately $76 million for the six months ended June 30, 2003 and 2002, respectively. These notes contain a right of setoff and are presented, along with their interest components, net in the consolidated financial statements.

6. Commitments and Contingencies

Environmental. The Company is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

Remediation activities. The Company is responsible for environmental remediation at various impacted properties or contaminated sites. These include some sites that are part of ongoing Company operations or are owned by the Company as well as sites owned by third parties. These matters typically involve management of contaminated soils and may involve ground water remediation. They are managed in conjunction with the relevant federal, state, and local agencies. These sites or matters vary, for example, with respect to site conditions and location, remedial requirements, sharing of responsibility by other entities, and complexity. Some of these matters can involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, whereby the Company could potentially be held responsible for contamination caused by other parties. In some instances, the Company may share any liability associated with contamination with other potentially responsible parties, and the Company may benefit from insurance policies or contractual indemnities that cover some cleanup costs. All of these sites generally are managed in the normal course of business. At June 30, 2003 and December 31, 2002, the Company has recorded reserves for remediation activities on an undiscounted basis for approximately $26 million. Management believes that completion or resolution of these matters will have no material adverse effect on consolidated results of operations, cash flows, or financial position.

Air Quality Control. The Company operates compressor stations located in 15 different states. From time to time states, as well as the Environmental Protection Agency (EPA), will modify the regulatory requirements in order to maintain compliance with the Federal Clean Air Act requirements. These regulatory modifications sometimes necessitate the addition of emission controls. Management estimates that the Company will spend up to approximately $24 million in capital costs for additional emission controls through 2007 in order to comply with new EPA and state regulatory requirements. These estimates remain subject to change, however, due to continuing changes to the requirements. Management believes that completion or resolution of these matters will have no material adverse effect on consolidated results of operations, cash flows, or financial position.

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

Texas Eastern Transmission, LP (Texas Eastern) is an indirect wholly-owned subsidiary of Duke Energy. Texas Eastern and its subsidiaries (the “Company”) are primarily engaged in the interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic and northeastern states. Interstate natural gas transmission and storage operations are subject to the Federal Energy Regulatory Commission’s (FERC’s) rules and regulations.

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

RESULTS OF OPERATIONS

Net income for the six months ended June 30, 2003 decreased $3 million compared to the same period in 2002. The decrease was primarily attributable to the increase in interest expense as a result of bond issuances in July 2002 and environmental provision reductions recorded in 2002. These decreases were partially offset by new firm contracts, higher usage revenue as a result of colder weather and higher prices of energy-related products.

The Company’s throughput was 672 trillion British thermal units (TBtu) for the six months ended June 30, 2003 and 592 TBtu for the same period in 2002. The increase of approximately 13.5% was primarily a result of the colder weather in early 2003 in the Company’s primary market areas.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003 and December 31, 2002, the Company had no cash or cash equivalents since all cash is managed collectively at the parent-company level and is therefore advanced to/from affiliates as cash is generated or paid by the Company. The Company’s working capital was a $198 million deficit as of June 30, 2003, compared to a $157 million deficit as of December 31, 2002. The decrease in working capital was primarily attributable to increases in gas imbalance payables and taxes accrued offset by payments on year end accruals and increases in gas imbalance receivables. The Company’s capital expenditures, debt repayments and operating requirements are expected to be funded by cash from operations. Management believes the Company has adequate financial flexibility and resources to meet its future needs.

Cash flows from operating activities decreased $43 million from the same period of the prior year mostly due to the negative changes in working capital compared to the 2002 period.

Capital expenditures for the first six months of 2003 were $39 million and $61 million for the comparable 2002 period. Projected 2003 capital expenditures, including allowance for funds used during construction, are approximately $73 million, with market-expansion expenditures approximating 25% of the capital budget. All projected capital expenditures are subject to periodic review and revision and may vary significantly depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, acquisition opportunities, market volatility and economic trends.

Increases and decreases in advances receivable–affiliates generally result from the movement of funds to provide for operations, capital expenditures and debt payments of the Company. Advances receivable-affiliates do not bear interest. Advances are carried as unsecured, open accounts and are not segregated between current and non-current amounts.

Cash flows from financing activities decreased $25 million from the same period of the prior year due to a partnership distribution of $25 million in June 2003.

In March 2003, Moody’s Investor Service (Moody’s) placed its long-term and short-term ratings of Duke Energy and Duke Capital Corporation, an indirect parent company, and the long-term ratings of the Company and PanEnergy Corp, an indirect parent company, on review for potential downgrade. In June 2003, Moody’s lowered its long-term rating of Duke Energy, the long-term and short-term ratings of Duke Capital Corporation, and the long-term ratings of the Company and PanEnergy Corp, one ratings level. These actions were prompted by concerns regarding leverage ratios and cash flow coverage metrics at Duke Energy, and uncertainties associated with cash flow contributions from other, non-regulated subsidiaries of Duke Energy. Moody’s concluded its action by placing Duke Energy, Duke Capital Corporation, the Company and PanEnergy Corp on Stable Outlook.

In June 2003, Standard & Poor’s (S&P) lowered its long-term ratings of Duke Energy, Duke Capital Corporation, the Company and PanEnergy Corp one ratings level. These actions were based upon S&P’s concern about Duke Energy’s ability to strengthen its financial profile during the remainder of 2003 and in 2004, and its ability to absorb any further weakening in operating cash flows, while still meeting its debt reduction targets. S&P concluded its action by leaving Duke Energy, Duke Capital Corporation, the Company and PanEnergy Corp on Negative Outlook.

As of June 30, 2003, the Company’s senior unsecured credit ratings were “BBB+”(S&P), “Baa2” (Moody’s), and “BBB+” Fitch Ratings (Fitch). The ratings of the Company and its parent companies are dependent on, among other factors, Duke Energy’s ability to generate sufficient cash to fund its capital and investment expenditures and dividends, while strengthening the balance sheet through debt reductions. If, as a result of market conditions or other factors affecting Duke Energy’s business, Duke Energy is unable to execute its business plan, including disposition of non-core assets, or if Duke Energy’s earnings outlook deteriorates, Duke Energy’s and the Company’s ratings could be further affected.

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

In addition to the FERC’s general Order 637 rulemaking proceeding, the FERC also required each interstate pipeline company to make individual compliance filings to implement the specific requirements of Order 637. The Company made its original Order 637 compliance filing with the FERC during the third quarter of 2001. The FERC issued an order on June 4, 2003 accepting the Company’s compliance tariff sheets and addressing all remaining material issues, and the Company is in the final stages of implementing Order 637.

Management believes that the implementation of Order 637 will have no material adverse effect on the Company’s future consolidated results of operations, cash flows or financial position.

For information on additional regulatory matters, see Note 3 to the Consolidated Financial Statements, “Regulatory Matters.”

Environmental. The Company is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

Remediation activities. The Company is responsible for environmental remediation at various impacted properties or contaminated sites. These include some sites that are part of ongoing Company operations or are owned by the Company as well as sites owned by third parties. These matters typically involve management of contaminated soils and may involve ground water remediation. They are managed in conjunction with the relevant federal, state, and local agencies. These sites or matters vary, for example, with respect to site conditions and location, remedial requirements, sharing of responsibility by other entities, and complexity. Some of these matters can involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, whereby the Company could potentially be held responsible for contamination caused by other parties. In some instances, the Company may share any liability associated with contamination with other potentially responsible parties, and the Company may benefit from insurance policies or contractual indemnities that cover some cleanup costs. All of these sites generally are managed in the normal course of business. At June 30, 2003 and December 31, 2002, the Company has recorded reserves for remediation activities on an undiscounted basis for approximately $26 million. Management believes that completion or resolution of these matters will have no material adverse effect on consolidated results of operations, cash flows, or financial position.

Air Quality Control. The Company operates compressor stations located in 15 different states. From time to time states, as well as the Environmental Protection Agency (EPA), will modify the regulatory requirements in order to maintain compliance with the Federal Clean Air Act requirements. These regulatory modifications sometimes necessitate the addition of emission controls. Management estimates that the Company will spend up to approximately $24 million in capital costs for additional emission controls through 2007 in order to comply with new EPA and state regulatory requirements. These estimates remain subject to change, however, due to continuing changes to the requirements. Management believes that completion or resolution of these matters will have no material adverse effect on consolidated results of operations, cash flows, or financial position.

Item 4. Controls and Procedures.

The Company’s management, including the President and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that, as of the end of the period covered by this report, the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. The required information was effectively recorded, processed, summarized and reported within the time period necessary to prepare this quarterly report. The Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the Company’s reports under the Exchange Act are accumulated and communicated to management, including the President and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information concerning material litigation and other contingencies, see Note 6 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit Number

31.1	Certification of the President Pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed no reports on Form 8-K during the second quarter of 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS EASTERN TRANSMISSION, LP

By: Duke Energy Gas Transmission Services, LLC,
its General Partner

Date: August 14, 2003	/s/ Dorothy M. Ables
Dorothy M. Ables
Senior Vice President and Chief Financial Officer