Form 10-Q
period 2003-09-30
TEXAS EASTERN TRANSMISSION LP
filed 2003-11-12
CIK 97432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

TEXAS EASTERN TRANSMISSION, LP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TEXAS EASTERN TRANSMISSION, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating Revenues
Transportation of natural gas	$157	$155	$481	$468
Storage of natural gas and other services	47	38	148	121

Total operating revenues	204	193	629	589

Operating Expenses
Operation and maintenance	67	56	186	167
Depreciation and amortization	21	21	64	63
Property and other taxes	(6)	11	17	34

Total operating expenses	82	88	267	264

Operating Income	122	105	362	325

Other Income and Expenses	1	2	3	3

Interest Expense	21	22	63	44

Earnings Before Income Taxes	102	85	302	284

Income Taxes	37	29	112	100

Net Income	$ 65	$56	$190	$184

See Notes to Consolidated Financial Statements.

TEXAS EASTERN TRANSMISSION, LP

CONSOLIDATED BALANCE SHEETS

(In millions)

	September 30, 2003 (Unaudited)	December 31, 2002
ASSETS

Current Assets
Accounts receivable, net of allowance for doubtful accounts	$64	$74
Inventory	25	25
Other	49	32

Total current assets	138	131

Investments and Other Assets
Advances receivable - affiliates	1,550	1,282
Goodwill, net of accumulated amortization	136	136

Total investments and other assets	1,686	1,418

Property, Plant and Equipment
Cost	4,001	4,039
Less accumulated depreciation and amortization	1,270	1,252

Net property, plant and equipment	2,731	2,787

Regulatory Assets and Deferred Debits	165	137

Total Assets	$4,720	$4,473

See Notes to Consolidated Financial Statements.

TEXAS EASTERN TRANSMISSION, LP

CONSOLIDATED BALANCE SHEETS

(In millions)

	September 30, 2003 (Unaudited)	December 31, 2002
LIABILITIES AND PARTNERS’ CAPITAL

Current Liabilities
Accounts payable	$10	$22
Taxes accrued	192	136
Accrued interest	21	28
Other	119	102

Total current liabilities	342	288

Long-term Debt	1,185	1,185

Deferred Credits and Other Liabilities
Deferred income taxes	791	748
Other	117	109

Total deferred credits and other liabilities	908	857

Partners’ Capital
Partners’ capital	2,290	2,150
Accumulated other comprehensive loss	(5)	(7)

Total partners’ capital	2,285	2,143

Total Liabilities and Partners’ Capital	$4,720	$4,473

See Notes to Consolidated Financial Statements.

TEXAS EASTERN TRANSMISSION, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES	$ 326	$ 360

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(59)	(124)
Net increase in advances receivable - affiliates	(218)	(886)
Other	1	—

Net cash used in investing activities	(276)	(1,010)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	750
Payments for the redemption of long-term debt	—	(100)
Distributions to partners	(50)	—

Net cash (used in) provided by financing activities	(50)	650

Net change in cash and cash equivalents	—	—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$ —	$ —

Supplemental Disclosures

Non-cash investing transaction:

In 2003 the Company transferred its primary office building in Houston, Texas to its limited partner at its net book value of $59 million.

See Notes to Consolidated Financial Statements.

TEXAS EASTERN TRANSMISSION, LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Income	$65	$56	$190	$184

Other comprehensive income (loss)
Net unrealized losses on cash flow hedges	—	(10)	(14)	(26)
Reclassification adjustment into earnings	5	3	17	—

Other comprehensive income (loss), before income taxes	5	(7)	3	(26)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(1)	2	(1)	9

Total other comprehensive income (loss)	4	(5)	2	(17)

Total Comprehensive Income	$69	$51	$192	$167

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

Conformity with generally accepted accounting principles (GAAP) in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Although these estimates are based on management’s best available knowledge of current and expected future events, actual results could be different from those estimates.

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

The implementation of SFAS No. 143 in the first quarter of 2003 resulted in a net $6 million increase in property, plant and equipment. Liabilities increased approximately $6 million representing the establishment of an asset retirement obligation. If SFAS No. 143 had been in effect for the three prior years, the pro forma effects on the asset retirement obligation liability for each year would have been immaterial. The asset retirement obligation is reviewed each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. For the three and nine months ended September 30, 2003, the accretion expense was approximately $0.1 million and $0.3 million, respectively. As of September 30, 2003, the Company has no assets that are legally restricted for the purposes of settling asset retirement obligations. Removal costs included in accumulated depreciation for property that does not have an associated legal retirement obligation as of September 30, 2003 is approximately $16 million.

Reclassifications. Certain prior period amounts have been reclassified to conform to current year presentation.

3. Regulatory Matters

Fuel Tracker. Other Current Assets on the Consolidated Balance Sheets included $29 million as of September 30, 2003 and $9 million as of December 31, 2002 for costs related to fuel and balancing activity of the pipeline system that are recovered annually in transportation rates in accordance with the Company’s FERC gas tariff.

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

4. Gas Imbalances

The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered. As the settlement of imbalances are in-kind, changes in the balances do not have an impact on the Company’s Consolidated Statements of Cash Flows. Other Current Assets include $13 million as of September 30, 2003 and $21 million as of December 31, 2002, and Other Current Liabilities include $72 million as of September 30, 2003 and $51 million as of December 31, 2002, related to gas imbalances. Natural gas volumes owed to (by) the Company are valued at natural gas market prices as of the balance sheet dates. Changes in the imbalance amounts from December 31, 2002 to September 30, 2003 primarily result from changes in the volumes of natural gas receivable and payable.

5. Related Party Transactions

Balance Sheet Transactions (in millions)

	September 30, 2003	December 31, 2002

Accounts receivable	$3	$11
Other current assets	5	4
Accounts payable	5	6
Other current liabilities – gas imbalances	29	31
Taxes accrued	160	89

Income Statement Transactions (in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2003	2002	2003	2002

Transportation of natural gas [a]	$7	$6	$23	$21
Storage of natural gas and other services [a]	21	16	69	48
Operation and maintenance [b]	17	17	49	51

[a]	In the normal course of business, the Company provides natural gas transportation, storage and other services to affiliates such as Duke Energy Trading and Marketing, LLC (DETM) and Duke Energy Field Services, LLC (DEFS).
[b]	Includes reimbursement of costs incurred by affiliates on behalf of the Company and allocations from Duke Energy affiliates for various services and other costs. Duke Energy affiliates charge such expenses based on the cost of actual services provided or using various allocation methodologies based on the Company’s percentage of assets, employees, earnings, or other measures, as compared to other Duke Energy affiliates. In addition, the 2002 amounts include gas purchased from affiliates such as DETM and DEFS for operations.

Advances receivable-affiliates do not bear interest. Advances are carried as unsecured, open accounts and are not segregated between current and non-current amounts. Increases and decreases in advances generally result from the movement of funds to provide for operations, capital expenditures and debt payments of the Company. The increase in advances receivable-affiliates for the nine months ended September 30, 2003 includes the non-cash transfer of the Company’s primary office building in Houston, Texas to its limited partner at its net book value of $59 million.

The Company paid $50 million in distributions to its partners in 2003.

The Company also has two notes payable issued to an affiliate, PanEnergy Corp, totaling $1.6 billion, which were outstanding at September 30, 2003 and December 31, 2002. Interest expense related to these notes totaled approximately $114 million for the nine months ended September 30, 2003 and 2002, respectively. In addition, the Company has two notes receivable from PanEnergy Corp totaling $1.6 billion which were outstanding at September 30, 2003 and December 31, 2002. Interest income related to these notes totaled approximately $114 million for the nine months ended September 30, 2003 and 2002, respectively. These notes contain a right of setoff and are presented, along with their interest components, net in the consolidated financial statements.

6. Commitments and Contingencies

Environmental. The Company is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

Remediation activities. The Company is responsible for environmental remediation at various impacted properties or contaminated sites. These include some sites that are part of ongoing Company operations or are owned by the Company as well as sites owned by third parties. These matters typically involve management of contaminated soils and may involve ground water remediation. They are managed in conjunction with the relevant federal, state, and local agencies. These sites or matters vary, for example, with respect to site conditions and location, remedial requirements, sharing of responsibility by other entities, and complexity. Some of these matters can involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, whereby the Company could potentially be held responsible for contamination caused by other parties. In some instances, the Company may share any liability associated with contamination with other potentially responsible parties, and the Company may benefit from insurance policies or contractual indemnities that cover some cleanup costs. All of these sites generally are managed in the normal course of business. At September 30, 2003, the Company has recorded reserves for remediation activities on an undiscounted basis for approximately $25 million. Management believes that completion or resolution of these matters will have no material adverse effect on consolidated results of operations, cash flows, or financial position.

Air Quality Control. The Company operates compressor stations located in 15 different states. From time to time states, as well as the Environmental Protection Agency (EPA), will modify the regulatory requirements in order to maintain compliance with the Federal Clean Air Act requirements. These regulatory modifications sometimes necessitate the addition of emission controls. Management estimates that the Company will spend up to approximately $10 million in capital costs for additional emission controls through 2007 in order to comply with new EPA and state regulatory requirements. These estimates remain subject to change, however, due to continuing changes to the requirements. Management believes that completion or resolution of these matters will have no material adverse effect on consolidated results of operations, cash flows, or financial position.

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

7. Credit Risk

The Company’s principal customers for natural gas transportation and storage services are local distribution companies, industrial end-users, and natural gas marketers located throughout the Mid-Atlantic and northeastern states. The Company has concentrations of receivables from these industries throughout these regions. These concentrations of customers may affect the Company’s overall credit risk in that risk factors can negatively impact the credit quality of the entire sector. Where exposed to credit risk, the Company analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis. The Company also obtains cash or letters of credit from customers, where appropriate, based on a financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each transaction.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

Texas Eastern Transmission, LP (Texas Eastern) is an indirect wholly-owned subsidiary of Duke Energy Corporation (Duke Energy). Texas Eastern and its subsidiaries (the “Company”) are primarily engaged in the interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic and northeastern states. Interstate natural gas transmission and storage operations are subject to the Federal Energy Regulatory Commission’s (FERC’s) rules and regulations.

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

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 2003 increased $6 million compared to the same period in 2002. The increase was primarily attributable to new firm contracts, higher prices of energy-related products, and lower property tax expense resulting from the reversal of accrued liabilities associated with the resolution of pending tax contingencies. These increases were partially offset by the increase in interest expense as a result of bond issuances in July 2002, environmental provision reductions recorded in 2002 and severance charges recorded in 2003.

The Company’s throughput was 921 trillion British thermal units (TBtu) for the nine months ended September 30, 2003 and 879 TBtu for the same period in 2002. The increase of approximately 5% was primarily a result of the colder weather in early 2003 in the Company’s primary market areas.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003 and December 31, 2002, the Company had no cash or cash equivalents since all cash is managed collectively at the parent-company level and is therefore advanced to/from affiliates as cash is generated or paid by the Company. The Company’s working capital was a $204 million deficit as of September 30, 2003, compared to a $157 million deficit as of December 31, 2002. The decrease in working capital was primarily attributable to increases in gas imbalance payables and taxes accrued. The Company’s capital expenditures, debt repayments and operating requirements are expected to be funded by cash from operations. Management believes the Company has adequate financial flexibility and resources to meet its future needs.

Cash flows from operating activities decreased $34 million from the same period of the prior year mostly due to the negative changes in working capital compared to the 2002 period.

Capital expenditures for the first nine months of 2003 were $59 million and $124 million for the comparable 2002 period. Projected 2003 capital expenditures are approximately $71 million, with market-expansion expenditures approximating 28% of the capital budget. All projected capital expenditures are subject to periodic review and revision and may vary significantly depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, acquisition opportunities, market volatility and economic trends.

Increases and decreases in advances receivable–affiliates generally result from the movement of funds to provide for operations, capital expenditures and debt payments of the Company. Advances receivable-affiliates do not bear interest. Advances are carried as unsecured, open accounts and are not segregated between current and non-current amounts.

Cash flows from financing activities decreased $700 million from the same period of the prior year due to net 2002 debt proceeds of $650 million and partnership distributions of $50 million in 2003.

Credit Ratings. In March 2003, Moody’s Investor Service (Moody’s) placed its long-term and short-term ratings of Duke Energy and Duke Capital Corporation, an indirect parent company, and its long-term ratings of the Company and PanEnergy Corp, an indirect parent company, on Review for Potential Downgrade. In June 2003, Moody’s lowered its long-term rating of Duke Energy, its long-term and short-term ratings of Duke Capital Corporation, and its long-term ratings of the Company and PanEnergy Corp, one ratings level. Moody’s actions were prompted by concerns regarding leverage ratios and cash flow coverage metrics at Duke Energy, and uncertainties associated with cash flow contributions from other, non-regulated subsidiaries of Duke Energy. Moody’s concluded its action by placing Duke Energy, Duke Capital Corporation, the Company and PanEnergy Corp on Stable Outlook.

In June 2003, Standard & Poor’s (S&P) lowered its long-term ratings of Duke Energy, Duke Capital Corporation, the Company and PanEnergy Corp one ratings level. S&P’s actions were based on concern about Duke Energy’s ability to strengthen its financial profile during the remainder of 2003 and in 2004, and its ability to absorb any further weakening in operating cash flows, while still meeting its debt reduction targets. S&P concluded its action by leaving Duke Energy, Duke Capital Corporation, the Company and PanEnergy Corp on Negative Outlook.

In September 2003, Fitch Ratings (Fitch) lowered its long-term ratings of Duke Energy, Duke Capital Corporation, the Company and PanEnergy Corp one ratings level and its short-term rating of Duke Capital Corporation one ratings level. Fitch’s actions were based on concerns about other, non-regulated subsidiaries of Duke Energy. Fitch concluded its actions by leaving Duke Energy, Duke Capital Corporation, the Company and PanEnergy Corp on Negative Outlook. Subsequent to September 30, 2003, Duke Energy no longer retains Fitch to rate Duke Energy or its subsidiaries.

As of September 30, 2003, the Company’s senior unsecured credit ratings were “BBB+”(S&P), “Baa2” (Moody’s), and “BBB” (Fitch). The credit ratings of the Company and its parent companies are dependent on, among other factors, Duke Energy’s ability to generate sufficient cash to fund its capital and investment expenditures and dividends, while strengthening the balance sheet through debt reductions. If, as a result of market conditions or other factors affecting Duke Energy’s business, Duke Energy is unable to execute its business plan, or if Duke Energy’s earnings outlook materially deteriorates, Duke Energy’s and the Company’s ratings could be further affected.

CURRENT ISSUES

Environmental. The Company is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

Remediation activities. The Company is responsible for environmental remediation at various impacted properties or contaminated sites. These include some sites that are part of ongoing Company operations or are owned by the Company as well as sites owned by third parties. These matters typically involve management of contaminated soils and may involve ground water remediation. They are managed in conjunction with the relevant federal, state, and local agencies. These sites or matters vary, for example, with respect to site conditions and location, remedial requirements, sharing of responsibility by other entities, and complexity. Some of these matters can involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, whereby the Company could potentially be held responsible for contamination caused by other parties. In some instances, the Company may share any liability associated with contamination with other potentially responsible parties, and the Company may benefit from insurance policies or contractual indemnities that cover some cleanup costs. All of these sites generally are managed in the normal course of business. At September 30, 2003, the Company has recorded reserves for remediation activities on an undiscounted basis for approximately $25 million. Management believes that completion or resolution of these matters will have no material adverse effect on consolidated results of operations, cash flows, or financial position.

Air Quality Control. The Company operates compressor stations located in 15 different states. From time to time states, as well as the Environmental Protection Agency (EPA), will modify the regulatory requirements in order to maintain compliance with the Federal Clean Air Act requirements. These regulatory modifications sometimes necessitate the addition of emission controls. Management estimates that the Company will spend up to approximately $10 million in capital costs for additional emission controls through 2007 in order to comply with new EPA and state regulatory requirements. These estimates remain subject to change, however, due to continuing changes to the requirements. Management believes that completion or resolution of these matters will have no material adverse effect on consolidated results of operations, cash flows, or financial position.

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

The Company filed no reports on Form 8-K during the third quarter of 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS EASTERN TRANSMISSION, LP

By: Duke Energy Gas Transmission Services, LLC,
its General Partner

Date: November 12, 2003	/s/ Dorothy M. Ables
Dorothy M. Ables
Senior Vice President and Chief Financial Officer