Form 10-K
period 2003-12-31
TEXAS EASTERN TRANSMISSION LP
filed 2004-03-15
CIK 97432

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

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

Title of class

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format. Items 4, 6, 10, 11, 12 and 13 have been omitted in accordance with Instruction (I)(2)(a) and (c). Item 7 has been reduced in accordance with Instruction (I)(2)(a) and Items 1 and 2 have been reduced in accordance with Instruction (I)(2)(d).

All of the registrant’s interests are indirectly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

TEXAS EASTERN TRANSMISSION, LP

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Texas Eastern Transmission, LP’s (together with its subsidiaries, the “Company’s”) reports, filings and other public announcements may contain or incorporate by reference statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can typically identify forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other similar words. Those statements represent the Company’s intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside the Company’s control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Those factors include:

•	State and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed at and degree to which competition enters the natural gas industry

i

•	The outcomes of litigation and regulatory investigations, proceedings or inquiries

•	Industrial, commercial and residential growth in the Company’s service territories

•	The weather and other natural phenomena

•	The timing and extent of changes in commodity prices and interest rates

•	General economic conditions, including any potential effects arising from terrorist attacks and any consequential hostilities or other hostilities

•	Changes in environmental and other laws and regulations to which the Company and its subsidiaries are subject or other external factors over which the Company has no control

•	The results of financing efforts, including the Company’s ability to obtain financing on favorable terms, which can be affected by various factors, including the Company’s credit ratings, the credit ratings of its parents, and general economic conditions

•	The level of creditworthiness of counterparties to the Company’s transactions

•	Growth in opportunities, including the timing and success of efforts to develop pipeline infrastructure projects

•	The performance of pipeline, gas processing, and storage facilities

•	The extent of success in connecting natural gas supplies to gathering and processing systems and in connecting and expanding gas markets

•	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies and

•	Conditions of the capital markets during the periods covered by the forward-looking statements

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than the Company has described. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I.

Item 1. Business.

GENERAL

Texas Eastern Transmission, LP (Texas Eastern), a Delaware limited partnership (together with its subsidiaries, the “Company”) is an indirect, wholly owned subsidiary of Duke Energy Corporation (Duke Energy). The Company is primarily engaged in the interstate transportation and storage of natural gas. The Company’s interstate natural gas transmission and storage operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

Executive offices of the Company are located at 5400 Westheimer Court, Houston, Texas 77056-5310, and the telephone number is (713) 627-5400. The Company electronically files reports with the Securities and Exchange Commission (SEC), primarily annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

The Company’s throughput was 1,219 trillion Btu (TBtu) for 2003, 1,202 TBtu for 2002 and 1,241 TBtu for 2001. Approximately 70% of the Company’s contracted volumes are under long-term firm service agreements with LDC customers in the pipeline’s market area. Firm transportation services are also provided to gas marketers, producers, other pipelines, electric power generators and a variety of end-users. In addition, firm and interruptible transportation services are provided to customers on a short-term or seasonal basis. The Company’s major customers are in Pennsylvania, New Jersey, New York, and New England. Demand for gas transmission on the Company’s interstate pipeline system is seasonal, with the highest throughput occurring during the colder periods in the first and fourth quarters.

The Company also provides firm and interruptible open-access storage services. Storage is offered as a stand-alone unbundled service or as part of a no-notice bundled service with transportation. The Company has two joint venture storage facilities in Pennsylvania and one wholly owned and operated storage field in Maryland. The Company’s certificated working capacity in these three fields is 75 billion cubic feet (Bcf). The Company also leases storage capacity.

The Company’s only customers accounting for 10% or more of consolidated revenues in 2003, 2002, and 2001 were Public Service Electric and Gas Company (PSE&G), an LDC, KeySpan Energy, and Duke Energy affiliates. Total billings for services provided by the Company to PSE&G, KeySpan Energy, and Duke Energy affiliates, were approximately $90 million, $79 million, and $124 million during 2003, $88 million, $77 million, and $98 million, during 2002 and $83 million, $79 million, and $127 million, during 2001, respectively.

COMPETITION

The Company competes with other interstate and intrastate pipeline companies in the transportation and storage of natural gas serving the Mid-Atlantic and northeastern states.

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

EMPLOYEES

As of December 31, 2003, the Company had approximately 1,027 employees.

Item 2. Properties.

The Company’s gas transmission system extends approximately 1,700 miles from producing fields in the Gulf Coast region of Texas and Louisiana to Ohio, Pennsylvania, New Jersey and New York. It consists of two parallel systems: one has three large-diameter parallel pipelines and the other has from one to three large-diameter pipelines. The Company’s onshore system consists of approximately 8,600 miles of pipeline and has 73 compressor stations.

The Company also owns and operates two offshore Louisiana pipeline systems, which extend approximately 100 miles into the Gulf of Mexico and include approximately 500 miles of its pipeline system.

For information concerning natural gas storage properties, see “Business, General.”

Item 3. Legal Proceedings.

For information regarding legal proceedings, including regulatory and environmental matters, see Note 3 to the Consolidated Financial Statements, “Regulatory Matters” and Note 10 to the Consolidated Financial Statements, “Commitments and Contingencies – Environmental” and “Commitments and Contingencies –Litigation.”

PART II.

Item 5. Market for Registrant’s Common Equity and Related Partners’ Capital Matters.

The Company has no established public trading market for any of its partners’ capital. All of the Company’s partnership interests are indirectly owned by Duke Energy.

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

Overview of Business Strategy and Economic Factors

The Company’s business strategy is to continue the focus on customer service and reliability, and to continue developing expanded services and incremental projects that meet increasing customer needs. Pipeline growth will be driven by customer expansions in the current market area.

The Company’s business strategy and growth expectations may vary significantly depending on many factors, including, but not limited to, regulatory constraints, market volatility, and economic trends.

Sustained downturns or sluggishness in the economy generally affect the markets in which the Company operates and negatively influences its operations. Lower economic output would cause the Company’s business to experience a decline in the volume of natural gas shipped through the pipeline, which could affect the ability to re-market services as contracts terminate.

The Company’s goals can also be substantially at risk due to the regulation of its business. Regulations applicable to the gas transmission and storage industry have a significant impact on the nature of the industry and the manner in which its participants conduct their business. Changes to regulations are ongoing and the Company cannot predict the future course of changes in the regulatory environment or the ultimate effect that any future changes will have on its business.

RESULTS OF OPERATIONS

The Company reported consolidated net income of $239 million in 2003 compared to consolidated net income of $237 million in 2002. Operating revenues increased primarily due to new firm contracts and higher prices of energy-related products. Operation and maintenance expense increased $20 million in 2003 as a result of environmental provision reductions in 2002 and severance charges in 2003 due to workforce reductions. Property tax expense decreased $19 million resulting from the 2003 reversal of accrued liabilities associated with the resolution of pending tax contingencies. Interest expense increased primarily as a result of debt issuances in July 2002.

The Company’s throughput was 1,219 TBtu for 2003 and 1,202 TBtu for 2002. The increase of approximately 1% was mostly due to colder temperatures in the Northeast market areas in 2003 compared to 2002, but had no material impact on revenues. The Company continues to experience renewals of its customer contracts as they expire and the weighted average firm contract life, based on contracted volumes, is nine years.

CRITICAL ACCOUNTING POLICIES

The selection and application of accounting policies is an important process that continues to evolve as the Company’s operations change and accounting guidance evolves. The Company has identified a number of critical accounting policies that require the use of significant estimates and judgments and have a material impact on its consolidated financial position and results of operations. Management bases its estimates and judgments on historical experience and on other various assumptions that they believe are reasonable at the time of application. The estimates and judgments may change as time passes and more information about the Company’s environment becomes available. If estimates and judgments are different than the actual amounts recorded, adjustments are made in subsequent periods to take into consideration the new information. The Company discusses its critical accounting policies and other significant accounting policies with senior members of management and the audit committee of its parent, as appropriate. The Company’s critical accounting policies are listed below.

Regulatory Accounting. The Company accounts for its regulated operations under the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” As a result, the Company records assets and liabilities that result from the regulated ratemaking process that would not be recorded under generally accepted accounting principles for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred because they are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred. Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, recent rate orders to other regulated entities, and the status of any pending or potential deregulation legislation. Management believes the existing regulatory assets are probable of recovery. This determination reflects the current political and regulatory climate at the federal level, and is subject to change in the future. If future recovery of costs ceases to be probable, the asset write-offs would be required to be recognized in current period earnings.

Revenue Recognition. Revenues on natural gas transportation and storage are recognized when the service is provided. Revenues from natural gas throughput are estimated in the month of delivery based on contract data, regulatory information, and preliminary throughput and allocation measurements. Final bills for the current month are billed and collected in the following month.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003 and 2002, the Company had no cash or cash equivalents since all cash is managed collectively at the parent-company level and is therefore advanced to/from affiliates as cash is generated or paid by the Company. The Company’s working capital was a $245 million deficit as of December 31, 2003, compared to a $128 million deficit as of December 31, 2002. The decrease in working capital was primarily attributable to an increase in current maturities of long-term debt.

The Company relies primarily upon cash flows from operations to fund its liquidity and capital requirements. The Company’s cash flows are relatively stable since they are supported by revenues from long-term firm contracts.

Management monitors compliance with all debt covenants and restrictions, and does not currently believe that the Company will be in violation or breach of its debt covenants. However, circumstances could arise that could alter that view. If and when management had a belief that such potential breach could exist, management will move to take appropriate action with the affected stakeholders to mitigate any such issue.

Operating Cash Flows

Net cash provided by operating activities was $362 million in 2003 compared to $419 million in 2002, a decrease of $57 million. The decrease in cash provided by operating activities was due primarily to the negative changes in working capital compared to 2002.

Investing Cash Flows

The primary uses of cash for investing activities are capital expenditures and advances funded to affiliates. Capital expenditures were $78 million for 2003 and $180 million for 2002. These expenditures consist primarily of business expansion projects, and renewals and betterments which extend the useful life of property, plant and equipment. The decrease from 2002 is primarily a result of significant expansion projects in 2002. Projected 2004 capital expenditures are approximately $183 million, with market expansion expenditures approximating 60% of the capital budget. The increase in projected capital expenditures in comparison to 2003 is due primarily to an anticipated increase in pipeline expansion projects in the Company’s market area.

All projected capital expenditures are subject to periodic review and revision and may vary significantly depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, market volatility and economic trends.

Increases and decreases in advances receivable–affiliates generally result from the movement of funds to provide for operations, capital expenditures and debt payments of the Company. The significant increase in 2002 in advances was primarily a result of advancing the net proceeds of the $750 million bond issuances in July 2002. Advances receivable-affiliates do not bear interest. Advances are carried as unsecured, open accounts and are not segregated between current and non-current amounts.

Financing Cash Flows

The Company’s consolidated capital structure at December 31, 2003, including short-term debt, was 34% debt and 66% partners’ capital. The ratio of earnings to fixed charges coverage, calculated using SEC guidelines, was 5.4 times for 2003.

Cash flows from financing activities decreased $725 million in 2003 versus 2002 due to proceeds of $750 million in bond issuances and $100 million in payments for debt redemption in 2002 and partnership distributions of $75 million in 2003.

Credit Ratings. As of March 1, 2004, the Company’s senior unsecured credit ratings were “BBB” Standard & Poor’s (S&P) and “Baa2” Moody’s Investor Service (Moody’s). In March 2003, (Moody’s) placed its long-term and short-term ratings of Duke Energy and Duke Capital Corporation (the predecessor to Duke Capital LLC), an indirect parent company, and its long-term ratings of the Company and PanEnergy Corp, an indirect parent company, on Review for Potential Downgrade. In June 2003, Moody’s lowered its long-term rating of Duke Energy, its long-term and short-term ratings of Duke Capital Corporation, and its long-term ratings of the Company and PanEnergy Corp one ratings level. Moody’s actions were prompted by concerns regarding leverage ratios and cash flow coverage metrics at Duke Energy, and uncertainties associated with cash flow contributions from other, non-regulated subsidiaries of Duke Energy. Moody’s concluded its action by placing Duke Energy, Duke Capital Corporation, the Company and PanEnergy Corp on Stable Outlook.

In June 2003, (S&P) lowered its long-term ratings of Duke Energy, Duke Capital Corporation, the Company and PanEnergy Corp one ratings level. S&P’s actions were based on concern about Duke Energy’s ability to strengthen its financial profile during the remainder of 2003 and in 2004, and its ability to absorb any further weakening in operating cash flows, while still meeting its debt reduction targets. S&P concluded its action by leaving Duke Energy, Duke Capital Corporation, the Company and PanEnergy Corp on Negative Outlook. In February 2004, S&P again lowered its long-term ratings of Duke Energy, Duke Capital Corporation, the Company and PanEnergy Corp one ratings level. S&P’s actions were based upon Duke Energy’s weaker than anticipated financial performance in 2003 and the execution risk associated with Duke Energy’s 2004 debt reduction plans. Additionally, S&P noted that Duke Energy’s continuation of trading and marketing activities around merchant generation assets will continue to expose Duke Energy to market risk and the need to dedicate material liquidity to support such activities. At the conclusion of S&P’s actions, Duke Energy, Duke Capital Corporation, the Company and PanEnergy Corp all have a Stable Outlook.

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

Contractual Obligations and Commercial Commitments

The Company enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. The following table summarizes the Company’s contractual cash obligations for each of the periods presented. The table below excludes all amounts classified as current liabilities on the Consolidated Balance Sheets, other than current maturities of long-term debt. The majority of current liabilities on the Consolidated Balance Sheets will be paid in cash in 2004.

Contractual Obligations as of December 31, 2003 (in millions)

	Payments Due By Period
	Total	Less than 1 year (2004)	1-3 Years (2005 & 2006)	3-5 Years (2007 & 2008)	More than 5 Years (Beyond 2008)
Long-term debt [a]	$2,341	$196	$142	$426	$1,577
Operating leases [b]	16	7	7	2	—
Purchase Obligations:
Firm capacity payments [c]	21	5	10	5	1
Other purchase obligations [d]	43	34	9	—	—
Other long-term liabilities on the Consolidated Balance Sheets [e]	—	—	—	—	—

Total contractual cash obligations	$2,421	$242	$168	$433	$1,578

[a]	See Note 9 to the Consolidated Financial Statements. Amount also includes interest on debt.
[b]	See Note 10 to the Consolidated Financial Statements.
[c]	Includes firm capacity payments that provide the Company with uninterrupted firm access to natural gas transportation and storage service. Firm capacity payments of $6 million are due to a Duke Energy affiliate.
[d]	Includes contractual obligations for engineering, procurement and construction costs and for service for transmission pipelines and systems
[e]	Asset retirement obligations are not yet contractually committed, and thus are excluded. Amount excludes reserves for litigation and environmental remediation because the Company is uncertain as to the timing of when cash payments will be required. Funding of other post-employment benefits (see Note 11 to the Consolidated Financial Statements) and regulatory credits (see Note 3 to the Consolidated Financial Statements) are excluded because the Company can not estimate the timing of cash payments. Also amount excludes Deferred Income Taxes (and investment tax credits) on the Consolidated Balance Sheets since cash payments for income taxes are determined based primarily on taxable income for each discrete fiscal year. Amounts exclude retirement plan contributions for 2004 (see Note 11 to the Consolidated Financial Statements) and certain executive benefits, as Duke Energy will fund these amounts.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Risk and Accounting Policies

The Company is exposed to commodity prices and credit exposure. Management has established comprehensive risk management policies to monitor and manage these market risks. Duke Energy’s Executive Committee is responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels. The Executive Committee is comprised of senior executives who receive periodic updates from the Chief Risk Officer (CRO) and other members of management on market risk positions, corporate exposures, credit exposures and overall risk management activities. The CRO is responsible for the overall governance of managing credit risk and commodity price risk, including monitoring exposure limits.

Commodity Price Risk

The Company is exposed to the impact of market fluctuations in the prices of energy commodities related to the Company’s operations. The Company employs established policies and procedures to manage its risks associated with these market fluctuations using commodity derivatives, such as swaps (See Notes 2 and 8 to the Consolidated Financial Statements).

Hedging Strategies. The Company closely monitors the risks associated with these commodity price changes on its future operations and, where appropriate, uses various commodity instruments, such as natural gas liquids and crude oil swaps to mitigate the effect of such fluctuations on operations. Contract terms are up to two years. Since these contracts are designated and qualify as effective hedge positions of future cash flows of the Company, to the extent that the hedge instrument is effective in offsetting the transactions being hedged, there is no impact to the Consolidated Statements of Operations. Accordingly, assumptions and valuation techniques for these contracts have no impact on reported earnings prior to settlement. Several factors influence the effectiveness of a hedge contract, including counterparty credit risk and using contracts with different commodities or unmatched terms. Hedge effectiveness is monitored regularly and measured each month. (See Notes 2 and 8 to the Consolidated Financial Statements).

Credit Risk

The Company’s principal customers for natural gas transportation and storage services are LDCs, industrial end-users, and natural gas marketers located throughout the Mid-Atlantic and northeastern states. The Company has concentrations of receivables from these industries throughout these regions. These concentrations of customers may affect the Company’s overall credit risk in that risk factors can negatively impact the credit quality of the entire sector. Where exposed to credit risk, the Company analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis. The Company also obtains cash, letters of credit or other acceptable forms of security from customers, where appropriate, based on a financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each transaction.

Item 8. Financial Statements and Supplementary Data.

TEXAS EASTERN TRANSMISSION, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Years Ended December 31,
	2003	2002	2001
Operating Revenues
Transportation of natural gas	$642	$629	$611
Storage of natural gas and other services	191	162	176

Total operating revenues	833	791	787

Operating Expenses
Operation and maintenance	258	238	253
Depreciation and amortization	86	84	89
Property and other taxes	28	47	42

Total operating expenses	372	369	384

Operating Income	461	422	403

Other Income and Expenses	4	5	8

Interest Expense	84	64	51

Earnings Before Income Taxes	381	363	360

Income Taxes	142	126	132

Net Income	$239	$237	$228

See Notes to Consolidated Financial Statements.

TEXAS EASTERN TRANSMISSION, LP

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2003	2002
ASSETS

Current Assets
Accounts receivable, net of allowance for doubtful accounts	$151	$124
Inventory	25	25
Other	35	11

Total current assets	211	160

Investments and Other Assets
Advances receivable – affiliates	1,554	1,282
Goodwill, net of accumulated amortization	136	136

Total investments and other assets	1,690	1,418

Property, Plant and Equipment
Cost	4,022	4,039
Less accumulated depreciation and amortization	1,270	1,231

Net property, plant and equipment	2,752	2,808

Regulatory Assets and Deferred Debits	111	108

Total Assets	$4,764	$4,494

See Notes to Consolidated Financial Statements.

TEXAS EASTERN TRANSMISSION, LP

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2003	2002
LIABILITIES AND PARTNERS’ CAPITAL

Current Liabilities
Accounts payable	$14	$22
Taxes accrued	150	136
Current maturities of long-term debt	115	—
Interest accrued	26	28
Other	151	102

Total current liabilities	456	288

Long-term Debt	1,070	1,185

Deferred Credits and Other Liabilities
Deferred income taxes	803	748
Other	132	130

Total deferred credits and other liabilities	935	878

Partners’ Capital
Partners’ capital	2,314	2,150
Accumulated other comprehensive loss	(11)	(7)

Total partners’ capital	2,303	2,143

Total Liabilities and Partners’ Capital	$4,764	$4,494

See Notes to Consolidated Financial Statements.

TEXAS EASTERN TRANSMISSION, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$239	$237	$228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90	84	93
Deferred income taxes	56	100	38
(Increase) decrease in
Accounts receivable	3	(1)	11
Inventory	—	—	1
Other current assets	(21)	10	5
Increase (decrease) in
Accounts payable	(9)	7	—
Taxes accrued	14	(12)	(20)
Other current liabilities	2	22	(27)
Regulatory assets and deferred debits	(3)	26	(24)
Deferred credits and other liabilities	(9)	(54)	7

Net cash provided by operating activities	362	419	312

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(78)	(180)	(150)
Net increase in advances receivable - affiliates	(212)	(895)	(54)
Retirements and other	3	6	8

Net cash used in investing activities	(287)	(1,069)	(196)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	750	—
Payments for the redemption of long-term debt	—	(100)	(116)
Distributions to partners	(75)	—	—

Net cash (used in) provided by financing activities	(75)	650	(116)

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$82	$41	$52
Cash paid for income taxes	$59	$50	$117

Non-cash investing and financing transactions:

In 2003, the Company transferred its primary office building in Houston, Texas to its limited partner at its net book value of $59 million.

In 2002, the Company received a transfer from its direct parent of approximately $5 million of property, plant & equipment.

See Notes to Consolidated Financial Statements.

TEXAS EASTERN TRANSMISSION, LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND STOCKHOLDER’S EQUITY

(In millions)

	Common Stock	Paid-in Capital	Retained Earnings	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total
Balance January 1, 2001	$—	$1,485	$195	$—	$—	$1,680

Net income - January 1, 2001 through April 15, 2001			79			79
Other comprehensive loss - January 1, 2001 through April 15, 2001					(6)	(6)
April 16, 2001 - Change in ownership structure		(1,485)	(274)	1,759		—
Net income - April 16, 2001 through December 31, 2001				149		149
Other comprehensive income - April 16, 2001 through December 31, 2001					16	16

Balance December 31, 2001	$—	$—	$—	$1,908	$10	$1,918

Net income				237		237
Other comprehensive loss					(17)	(17)
Capital contribution of property, plant, and equipment				5		5

Balance December 31, 2002	$—	$—	$—	$2,150	$(7)	$2,143

Net income				239		239
Other comprehensive loss					(4)	(4)
Distributions to partners				(75)		(75)

Balance December 31, 2003	$—	$—	$—	$2,314	$(11)	$2,303

See Notes to Consolidated Financial Statements.

TEXAS EASTERN TRANSMISSION, LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended December 31,
	2003	2002	2001
Net Income	$239	$237	$228

Other comprehensive (loss) income
Cumulative effect of change in accounting principle	—	—	(3)
Net unrealized (loss) gain on cash flow hedges	(27)	(30)	17
Reclassification adjustment into earnings	21	3	2

Other comprehensive (loss) income, before income taxes	(6)	(27)	16
Income tax benefit (expense) related to items of other comprehensive (loss) income	2	10	(6)

Total other comprehensive (loss) income	(4)	(17)	10

Total Comprehensive Income	$235	$220	$238

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2003, 2002 and 2001

Note 1. Nature of Operations

On April 16, 2001, Texas Eastern Transmission Corporation (TETCO), a Delaware corporation, changed its form of organization from a corporation to a limited partnership. Pursuant to the conversion, all rights and liabilities of TETCO vested in Texas Eastern Transmission, LP, a Delaware limited partnership (together with its subsidiaries, the “Company”). As a result of the conversion, retained earnings of $274 million and paid-in capital of $1,485 million were reclassified as partnership capital. There was no effect on the Company’s results of operations, cash flows or financial position as a result of this conversion. The Company is an indirect, wholly owned subsidiary of Duke Energy Corporation (Duke Energy).

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

Conformity with generally accepted accounting principles (GAAP) in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Although these estimates are based on management’s best available knowledge of current and expected future events, actual results could be different from those estimates.

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

Qualifying non-trading energy commodity derivatives may be designated as either a hedge of a forecasted transaction or future cash flows (cash flow hedge). For all hedge contracts, the Company provides formal documentation of the hedge in accordance with Statements of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In addition, at inception and on a monthly basis the Company formally assesses whether the hedge contract is highly effective in offsetting changes in cash flows. The Company documents hedging activity by transaction type (i.e. swaps) and risk management strategy (i.e. commodity price risk).

Cash Flow Hedges. Changes in the fair value of a derivative designated and qualified as a cash flow hedge are included in the Consolidated Statements of Partners’ Capital and Stockholder’s Equity and Comprehensive Income as Accumulated Other Comprehensive Income (AOCI) until earnings are affected by the hedged item. Settlement amounts of cash flow hedges are removed from AOCI and included in Storage of Natural Gas and Other Services Revenue on the Company’s Consolidated Statements of Operations. The Company discontinues hedge accounting prospectively when it has determined that a derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged forecasted transaction will occur. When hedge accounting is discontinued because the derivative no longer qualifies as an effective hedge, the derivative is subject to the mark-to-market accounting method prospectively. Gains and losses related to discontinued hedges that were previously accumulated in AOCI will remain in AOCI until the underlying contract is reflected in earnings, unless it is no longer probable that the hedged forecasted transaction will occur.

Valuation. When available, quoted market prices are used to verify a contract’s fair value. For contracts with a delivery location or duration for which quoted market prices are not available, fair value is determined based on internally developed valuation techniques or models. Valuation adjustments for performance and market risk, and administration costs are used to adjust the fair value of the contract to the gain or loss ultimately recognized in the Consolidated Balance Sheets.

Goodwill. Prior to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002, the amount of goodwill related to the purchase of Texas Eastern Transmission Corporation and its subsidiaries in 1989 was amortized on a straight-line basis over 40 years. Under the provisions of SFAS No. 142, goodwill is no longer amortized. Net income for 2001 would have been $231 million compared to $228 million if amortization (including any related tax effects) related to goodwill would not have been amortized. Under SFAS No. 142, the Company has designated August 31 as the date it performs the annual review for impairment.

Property, Plant and Equipment. Property, plant and equipment are stated at cost less accumulated depreciation. The Company capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of funds used during construction. The cost of renewals and betterments that extend the useful life of property, plant and equipment is also capitalized. The cost of repairs, replacements and major maintenance projects is expensed as it is incurred. Depreciation is generally computed over the asset’s estimated useful life using the straight-line method. The composite weighted-average depreciation rates were 2.1% for 2003, 2.1% for 2002 and 2.4% for 2001.

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

Revenues. Revenues on natural gas transportation and storage are recognized when the service is provided. From time to time certain revenues may be subject to refund pending the outcome of rate matters before the FERC, and reserves are established where required. As a result of a 1998 FERC approved uncontested settlement between the Company and its customers (which among other matters, established a rate moratorium through December 31, 2003), there were no pending rate cases and no related reserves were recorded as of December 31, 2003 or 2002. The allowance for doubtful accounts was $2 million as of December 31, 2003 and December 31, 2002.

Revenues from natural gas throughput are estimated in the month of delivery based on contract data, regulatory information, and preliminary throughput and allocation measurements. Final bills for the current month are billed and collected in the following month. Receivables on the Consolidated Balance Sheets included $61 million as of December 31, 2003, and $62 million as of December 31, 2002, for natural gas transportation and storage services provided but not yet billed.

The Company’s only customers accounting for 10% or more of consolidated revenues in 2003, 2002, and 2001 were Public Service Electric and Gas Company (PSE&G), an LDC, KeySpan Energy, and Duke Energy affiliates. Total billings for services provided by the Company to PSE&G, KeySpan Energy, and Duke Energy affiliates, were approximately $90 million, $79 million, and $124 million during 2003, $88 million, $77 million, and $98 million, during 2002 and $83 million, $79 million, and $127 million, during 2001, respectively.

Allowance for Funds Used During Construction (AFUDC). AFUDC, recorded in accordance with SFAS 71, represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated facilities. AFUDC is a non-cash item and is capitalized as a component of Property, Plant and Equipment cost, with offsetting credits to Other Income and Expenses, net and to Interest Expense. After construction is completed, the Company is permitted to recover these costs, including a fair return, through inclusion in the rate base and in the depreciation provision. The total amount of AFUDC included in Other Income and Expenses and Interest Expense was $2 million in 2003, $5 million in 2002 and $4 million in 2001.

Stock-Based Compensation. The Company utilizes Duke Energy’s stock-based compensation arrangements for eligible employees. The Company accounts for its stock-based compensation arrangements under the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion 25).” Since the exercise price for all options granted under those plans was equal to the market value of the underlying Duke Energy common stock on the date of grant, no compensation cost is recognized in the accompanying Consolidated Statements of Operations. Restricted stock grants, phantom stock awards and certain stock-based performance awards are recorded over the required vesting period as compensation cost, based on the market value on the date of the grant. Other stock-based performance awards are recorded over the vesting period as compensation cost and are adjusted for increases and decreases in market value up to the measurement date.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all stock-based compensation awards and reflects the provisions of SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure (an amendment of SFAS No. 123).”

Pro Forma Stock-Based Compensation (in millions)

	For the years ended December 31,
	2003	2002	2001
Net Income, as reported	$239	$237	$228
Add: stock-based compensation expense included in reported net income, net of related tax effects	—	1	—
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(3)	(1)

Pro forma net income, net of related tax effects	$238	$235	$227

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

New Accounting Standard. The following new accounting standard has been adopted by the Company during the year-ended December 31, 2003 and the impact of such adoption, if applicable, has been presented in the accompanying consolidated financial statements.

As of January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” which addressed financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. The implementation of SFAS No. 143 in the first quarter of 2003 resulted in a net $6 million increase in property, plant and equipment. Liabilities increased approximately $6 million representing the establishment of an asset retirement obligation. The asset retirement obligation is reviewed each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. For the year ended December 31, 2003 the accretion expense was $0.4 million, liabilities settled were $0.2 million and revisions in estimated cash flows were ($1.5) million. The Company has no assets that are legally restricted for the purposes of settling asset retirement obligations as of December 31, 2003.

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

Regulatory Assets and Liabilities (in millions)

	December 31,

Assets (Liabilities)	2003	2002

Loss on redeemed debt [a]	$21	$24
Regulatory asset related to income taxes [a]	35	30
Environmental cleanup costs [a]	8	10
Loss on sale of property [a]	1	1
Plant and equipment retirement liabilities [b]	(17)	(21)
Gain on sale of property [b]	(2)	(2)

[a]	Included in Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets
[b]	Included in Deferred Credits and Other Liabilities on the Consolidated Balance Sheets

Standards of Conduct. On November 25, 2003, the FERC issued Order No. 2004, which adopted standards of conduct that apply uniformly to interstate natural gas pipelines and public utilities (referred to in the order as “Transmission Providers”). The standards of conduct govern the relationship between Transmission Providers (including the Company) and their energy affiliates. By June 1, 2004, all Transmission Providers must comply with the revised standards of conduct and post procedures on the Internet that will enable customers and the FERC to determine whether Transmission Providers are in compliance with the standards of conduct. Various parties, including Duke Energy, have requested clarification and/or rehearing of Order No. 2004, which are currently pending before the FERC.

Fuel Tracker. At December 31, 2003 and 2002, Other Current Assets on the Consolidated Balance Sheets included $30 million and $9 million, respectively, for costs related to fuel and balancing activity of the pipeline system that are recovered annually in transportation rates in accordance with the Company’s FERC gas tariff.

Note 4. Related Party Transactions

Statement of Operations Transactions (in millions)

	Years Ended December 31,
	2003	2002	2001
Transportation of natural gas [a]	$29	$30	$30
Storage of natural gas and other services [a]	95	68	97
Operation and maintenance [b]	72	69	82

[a]	In the normal course of business, the Company provides natural gas transportation, storage and other services to affiliates such as Duke Energy Trading and Marketing, LLC (DETM) and Duke Energy Field Services, LLC (DEFS).
[b]	Includes reimbursement of costs incurred by affiliates on behalf of the Company and allocations from Duke Energy affiliates for various services and other costs. Duke Energy affiliates charge such expenses based on the cost of actual services provided or using various allocation methodologies based on the Company’s percentage of assets, employees, earnings, or other measures, as compared to other Duke Energy affiliates. In addition, the 2002 amounts include gas purchased from affiliates such as DETM and DEFS for operations.

Balance Sheet Transactions (in millions)

	December 31,
	2003	2002
Accounts receivable	$8	$15
Other current assets	4	—
Accounts payable	7	6
Other current liabilities – gas imbalances	54	31
Taxes accrued	109	89

Advances receivable-affiliates do not bear interest. Advances are carried as unsecured, open accounts and are not segregated between current and non-current amounts. Increases and decreases in advances generally result from the movement of funds to provide for operations, capital expenditures and debt payments of the Company. The increase in advances receivable-affiliates as of December 31, 2003 includes the non-cash transfer of the Company’s primary office building in Houston, Texas to its limited partner at its net book value of $59 million.

The Company paid $75 million in distributions to its partners in 2003.

Two notes payable issued to an affiliate, PanEnergy Corp, totaling $1.6 billion, and two notes receivable from PanEnergy Corp, totaling $1.6 billion, were outstanding at December 31, 2002. These notes were transferred to the general partner of the Company on December 31, 2003. As these notes contain a right of setoff and were presented, along with their interest components, net in the consolidated financial statements, this transfer did not affect the consolidated financial statements. Interest expense related to these notes totaled approximately $151 million, $152 million and $153 million in 2003, 2002, and 2001, respectively. Interest income related to these notes totaled approximately $151 million, $152 million and $153 million in 2003, 2002 and 2001, respectively.

Note 5. Gas Imbalances

The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered for customers. As the settlement of imbalances are in-kind, changes in the balances do not have an impact on the Company’s Consolidated Statements of Cash Flows. Accounts Receivable and Other Current Liabilities each include $80 million as of December 31, 2003 and $51 million as of December 31, 2002, related to gas imbalances. Natural gas volumes owed to (by) the Company are valued at natural gas market prices as of the balance sheet dates.

Note 6. Income Taxes

Income Tax Expense (in millions)

	Years Ended December 31,
	2003	2002	2001
Current income taxes
Federal	$82	$33	$90
State	4	(7)	4

Total current income taxes	86	26	94

Deferred income taxes, net
Federal	47	89	34
State	9	11	4

Total deferred income taxes, net	56	100	38

Total income tax expense	$142	$126	$132

Income Tax Expense Reconciliation to Statutory Rate (in millions)

	Years Ended December 31,
	2003	2002	2001
Income tax, computed at the statutory rate of 35%	$133	$127	$126
Adjustments resulting from:
State income tax, net of federal income tax effect	8	3	6
Other	1	(4)	—

Total income tax expense	$142	$126	$132

Effective tax rate	37.3%	34.7%	36.7%

Net Deferred Income Tax Liability Components (in millions)

	December 31,
	2003	2002
Deferred credits and other liabilities	$38	$42
Environmental cleanup liabilities	11	7

Total deferred income tax assets	49	49

Property, plant and equipment	(737)	(699)
Regulatory assets and deferred debits	(41)	(35)
Other comprehensive income	6	4
Environmental cleanup costs	(10)	(3)

Total deferred income tax liabilities	(782)	(733)

State deferred income tax, net of federal tax effect	(70)	(64)

Total net deferred income tax liability	(803)	(748)
Portion classified as current asset	—	—

Noncurrent liability	$(803)	$(748)

The Company’s 2002 deferred federal income tax expense was higher than the 2001 and 2003 amounts due to 2002 adjustments for temporary differences related to amounts that are not required to be capitalized under tax rules.

Note 7. Property, Plant and Equipment

Net Property, Plant and Equipment (in millions)

	December 31,
	2003	2002
Transmission	$3,721	$3,692
Other	301	347

Total property, plant, and equipment	4,022	4,039
Less accumulated depreciation and amortization	1,270	1,231

Net property, plant and equipment	$2,752	$2,808

Note 8. Hedging Activities, Financial Instruments, and Credit Risk

Commodity Cash Flow Hedges. The Company is exposed to the impact of market fluctuations in the prices of energy-related products related to the Company’s operations. The Company employs established policies and procedures to manage its risks associated with these market fluctuations using commodity derivatives (swaps). The Company closely monitors the potential impacts of commodity price changes and, where appropriate, enters into contracts to protect margins for a portion of future sales. The Company uses commodity instruments, such as swaps, as cash flow hedges for natural gas liquid (NGL) transactions. The Company is hedging exposures to the price variability of these commodities for a maximum of 2 years.

The following table shows the carrying value of the Company’s derivative instruments as of December 31, 2003.

Pre-Tax Fair Value of Hedge Contracts (in millions)

Maturity in 2004	Maturity in 2005	Maturity in 2006	Maturity in 2007 and Thereafter	Total Contract Value
$(14)	$—	$—	$—	$(14)

The amounts in the table above represent the combination of amounts presented as assets and (liabilities) for unrealized gains and losses on hedging transactions on the Company’s Consolidated Balance Sheet. All amounts in the table represent fair value. The ineffective portion of commodity cash flow hedges, although not material in 2003 or 2002, is included in Storage of Natural Gas and Other Services Revenues on the Company’s Consolidated Statements of Operations. As of December 31, 2003, $11 million of after-tax deferred net losses on derivative instruments related to commodity cash flow hedges were accumulated on the Consolidated Balance Sheet in a separate component of partners’ capital, in AOCI, and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities markets, the corresponding value in AOCI is subject to change prior to its reclassification into earnings.

Financial Instruments. The Company’s financial instruments include $1,185 million of long-term debt (including current maturities) with an approximate fair value of $1,301 million as of December 31, 2003 and $1,185 million of debt with an approximate fair value of $1,249 million as of December 31, 2002. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 2003 and 2002 are not necessarily indicative of the amounts the Company could have realized in current markets.

The fair values of Advances receivable-affiliates are not readily determinable since such amounts are carried as open accounts. (See Note 4.)

Credit Risk. The Company’s principal customers for natural gas transportation and storage services are LDCs, industrial end-users, and natural gas marketers located throughout the Mid-Atlantic and northeastern states. The Company has concentrations of receivables from these industries throughout these regions. These concentrations of customers may affect the Company’s overall credit risk in that risk factors can negatively impact the credit quality of the entire sector. Where exposed to credit risk, the Company analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis. The Company also obtains cash, letters of credit or other acceptable forms of security from customers, where appropriate, based on a financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each transaction.

Note 9. Long-term Debt

Debt (in millions)

		December 31,
	Year Due	2003	2002
Notes Payable
5.25% - 8.25%	2004 – 2032	$1,150	$1,150
Medium term, Series A, 7.92% – 9.07%	2004 – 2012	35	35

Total debt		1,185	1,185
Current maturities of long-term debt		115	—

Total long-term portion		$1,070	$1,185

Annual Maturities (in millions)

2004	$115
2007	300
Thereafter	770

Total long-term debt	$1,185

Note 10. Commitments and Contingencies

General Insurance. The Company carries insurance coverage consistent with companies engaged in similar commercial operations with similar type properties. The Company’s insurance coverage includes (1) commercial general public liability insurance for liabilities arising to third parties for bodily injury and property damage resulting from its operations; (2) workers’ compensation liability coverage to required statutory limits; (3) automobile liability insurance for all owned, non-owned and hired vehicles covering liabilities to third parties for bodily injury and property damage, and (4) property insurance covering the replacement value of all real and personal property damage, excluding electric transmission and distribution lines, including damages arising from boiler and machinery breakdowns, earthquake, flood damage and business interruption/extra expense. All coverages are subject to certain deductibles, terms and conditions common for companies with similar types of operations.

The Company also maintains excess liability insurance coverage above the established primary limits for commercial general liability and automobile liability insurance. Limits, terms, conditions and deductibles are comparable to those carried by other energy companies of similar size. The costs of the Company’s general insurance coverages continued to fluctuate over the past year reflecting the changing conditions of the insurance markets.

Environmental. The Company is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

Remediation activities. The Company is responsible for environmental remediation at various impacted properties or contaminated sites. These include some sites that are part of ongoing Company operations or are owned by the Company as well as sites owned by third parties. These matters typically involve management of contaminated soils and may involve ground water remediation. They are managed in conjunction with the relevant federal, state, and local agencies. These sites or matters vary, for example, with respect to site conditions and location, remedial requirements, sharing of responsibility by other entities, and complexity. Certain matters can involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, whereby the Company could potentially be held responsible for contamination caused by other parties. In some instances, the Company may share any liability associated with contamination with other potentially responsible parties, and the Company may benefit from insurance policies or contractual indemnities that cover some cleanup costs. All of these sites generally are managed in the normal course of business. At December 31, 2003 and 2002, the Company has recorded reserves for remediation activities on an undiscounted basis for approximately $25 million and $26 million, respectively. (See Note 3 for regulatory assets related to environmental matters.)

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

Other Commitments and Contingencies. In 1993, the U.S. Department of the Interior announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, buyouts and buydowns of gas sales contracts with natural gas pipelines. The Company, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, the Company will file with the FERC to recover a portion of these costs from pipeline customers. Management believes that this contingency will have no material adverse effect on the Company’s consolidated results of operations, cash flows or financial position.

Contractual Obligations and Commercial Commitments. The following table summarizes the Company’s contractual cash obligations, excluding long-term debt (see Note 9), for each of the years presented.

Contractual Cash Obligations (in millions)

	Payments Due
	2004	2005	2006	2007	2008	Thereafter
Operating leases [a]	$7	$4	$3	$2	$—	$—
Firm capacity payments [b]	5	5	5	3	2	1
Purchase commitments [c]	26	—	—	—	—	—

Total contractual cash obligations	$38	$9	$8	$5	$2	$1

[a]	The Company leases assets in several areas of operations. Consolidated rental expense for operating leases, including amounts allocated from Duke Energy affiliates, was $10 million in 2003, $8 million in 2002 and $7 million in 2001.
[b]	Includes firm capacity payments that provide the Company with uninterrupted firm access to natural gas storage and transportation service. Firm capacity payments of $6 million are due to a Duke Energy affiliate.
[c]	Includes capital expenditure commitments.

Outstanding commercial commitments (such as guarantees or letters of credits) were less than $1 million as of December 31, 2003 and 2002.

Note 11. Employee Benefit Plans

Retirement Plan. The Company participates in Duke Energy’s non-contributory defined benefit retirement plan that covers most U.S. employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits based upon a percentage (which may vary with age and years of service) of current eligible earnings and current interest credits.

Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. Duke Energy made a voluntary contribution of $181 million to its defined benefit retirement plan in 2003. No contributions to the Duke Energy plan were necessary in 2002 or 2001. No decision on 2004 contributions has been reached yet due to significant uncertainty around pending Congressional action over required interest rates used to determine minimum funding requirements. The net unrecognized transition asset, resulting from the implementation of accrual accounting, is amortized over approximately 20 years. Investment gains or losses are amortized over five years.

Duke Energy uses a September 30 measurement date for its plan. The fair value of Duke Energy’s plan assets was $2,477 million as of September 30, 2003 and $2,120 million as of September 30, 2002. The projected benefit obligations were $2,763 million as of September 30, 2003 and $2,671 million as of September 30, 2002.

Assumptions Used in Duke Energy’s Pension and Other Postretirement Benefits Accounting

(Percent)

	2003	2002	2001
Discount rate	6.00	6.75	7.25
Salary increase	5.00	5.00	4.94
Expected long-term rate of return on plan assets	8.50	9.25	9.25

The Company’s net periodic pension benefit, as allocated by Duke Energy was $5 million for 2003, $9 million for 2002 and $7 million for 2001.

Duke Energy also sponsors, and the Company participates in, an employee savings plan that covers substantially all employees. The Company expensed plan contributions of $5 million in 2003 and 2002, and $4 million in 2001.

Other Post-retirement Benefits. The Company, in conjunction with Duke Energy, provides some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.

These benefit costs are accrued over an employee’s active service period to the date of full benefits eligibility. The net unrecognized transition obligation, resulting from accrual accounting, is being amortized over approximately 20 years. The fair value of Duke Energy’s plan assets was $242 million as of December 31, 2003 and $227 million as of December 31, 2002. The accumulated post-retirement benefit obligation was $924 million as of December 31, 2003 and $779 million as of December 31, 2002.

The Company’s net periodic post-retirement benefit cost, as allocated by Duke Energy, was $11 million for 2003, $7 million in 2002 and $6 million in 2001.

For measurement purposes, the net per capita cost of covered health care benefits for employees who are not eligible for Medicare is assumed to have an initial annual rate of increase of 10.5% in 2003 that will gradually decrease to 6% in 2009. For employees who are eligible for Medicare, an initial annual rate of increase of 13.5% in 2003 will gradually decrease to 6% in 2012. Assumed health care cost trend rates have a significant effect on the amounts reported for the Duke Energy health care plans. However, a 1% increase or decrease in the assumed health care trend rate would not change the allocated net periodic post-retirement benefit cost for the Company.

Stock-Based Compensation

Under Duke Energy’s 1998 Long-term Incentive Plan, as amended (the 1998 Plan), stock options for Duke Energy common stock may be granted to the Company’s key employees. Under the 1998 Plan, the exercise price of each option granted cannot be less than the market price of Duke Energy’s common stock on the date of grant and the maximum option term is 10 years. The vesting periods range from immediate to five years.

Upon the acquisition of Westcoast Energy, Inc. (Westcoast) by Duke Energy, Duke Energy converted all stock options outstanding under the 1989 Westcoast Long-term Incentive Share Option Plan (Westcoast Plan) to Duke Energy stock options. Certain Company employees are covered by the Westcoast Plan. Certain of these options also provide for share appreciation rights under which the holder of a stock option may, in lieu of exercising the option, exercise the share appreciation right. The exercise price of these options equals the market price on the date of grant and the maximum option term is 10 years. The vesting periods range from immediate to four years.

The following tables show information regarding options to purchase Duke Energy’s common stock granted to employees of the Company.

Stock Option Activity

	Options (in thousands)	Weighted-Average Exercise Price
Outstanding at December 31, 2000	844	$27
Granted	207	38
Exercised	(99)	16
Forfeited	(2)	39

Outstanding at December 31, 2001	950	30
Granted [a]	111	37
Exercised	(39)	16
Forfeited	(11)	36

Outstanding at December 31, 2002	1,011	31
Granted	305	14
Exercised	(16)	11
Forfeited	(72)	21

Outstanding at December 31, 2003	1,228	28

[a]	Includes approximately 8 thousand converted Westcoast stock options for the Company’s employees covered by the Westcoast Plan.

Stock Options at December 31, 2003

	Outstanding			Exercisable
Range of Exercise Prices	Number (in thousands)	Weighted-Average Remaining Life (in years)	Weighted-Average Exercise Price	Number (in thousands)	Weighted-Average Exercise Price
$5 to $10	44	1.1	$10	44	$10
$11 to $14	221	8.0	14	32	13
$15 to $20	66	9.1	17	56	17
$21 to $24	27	3.2	22	27	22
$25 to $28	275	5.3	26	274	26
$29 to $33	138	5.2	30	137	30
$34 to $37	9	8.0	35	3	35
$38 to $39	288	8.0	38	181	38
> $39	160	7.0	43	121	43

Total	1,228	6.6		875	29

On December 31, 2002, there were approximately 0.7 million exercisable options with a $29 weighted-average exercise price. On December 31, 2001, there were less than 0.4 million exercisable options with a $24 weighted-average exercise price.

The weighted-average fair value per option granted was $4 for 2003 and $10 for 2002 and 2001. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.

Weighted-Average Assumptions for Option-Pricing

	2003	2002	2001
Stock dividend yield	3.4%	3.4%	3.4%
Expected stock price volatility	37.5%	30.3%	29.6%
Risk-free interest rates	3.6%	5.1%	5.0%
Expected option lives	7 years	7 years	7 years

The 1998 Plan allows for a maximum of 12 million shares of common stock to be issued under restricted stock awards, stock-based performance awards and phantom stock awards. Stock-based performance awards granted under the 1998 Plan vest over periods from three to seven years. Vesting can occur in year three, at the earliest if performance is met. The Company did not make any awards in 2003, 2002, or 2001. Compensation expense for stock-based performance awards is charged to the Company’s earnings over the vesting period, and totaled less than $1 million in 2003, 2002 and 2001.

Phantom stock awards granted under the 1998 Plan vest over periods from one to four years. The Company awarded no phantom shares in 2003 and 2002 and awarded 14,510 shares (fair value of approximately $1 million at grant dates) in 2001. Compensation expense for the phantom awards is charged to the Company’s earnings over the vesting period, and totaled less than $1 million in 2003, approximately $1 million in 2002 and less than $1 million in 2001.

Restricted stock awards granted under the 1998 Plan vest over periods from one to five years. The Company awarded 2,271 shares (fair value of less than $1 million at grant dates) in 2003, and awarded no restricted shares in 2002 and 2001. Compensation expense for restricted awards is charged to the Company’s earnings over the vesting period, and was immaterial in 2003. No compensation expense for restricted awards was charged to the Company’s earnings in 2002 or 2001.

Note 12. Quarterly Financial Data (Unaudited)

(In millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2003
Operating revenues	$219	$206	$204	$204	$833
Operating income	128	112	122	99	461
Net income	69	56	65	49	239

2002
Operating revenues	$200	$196	$193	$202	$791
Operating income	106	114	105	97	422
Net income	62	66	56	53	237

Independent Auditors’ Report

To the Partner’s of

Texas Eastern Transmission, LP:

We have audited the accompanying consolidated balance sheets of Texas Eastern Transmission, LP (formerly Texas Eastern Transmission Corporation) and subsidiaries (the “Partnership”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows, partners’ capital and stockholder’s equity, and comprehensive income for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as of January 1, 2001. As discussed in Note 2, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. As discussed in Note 2, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” as of January 1, 2003.

Houston, Texas

March 15, 2004

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

The Company’s management, including the President and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Management has evaluated the effectiveness of the Company’s internal control over financial reporting and concluded that, as of the end of the period covered by this report, the internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, “Deloitte”) that were charged or allocated to the Company for 2003 and 2002:

Type of Fees	FY 2003	FY 2002
	(In Millions)
Audit Fees (a)	$0.5	$0.4
Audit-Related Fees (b)	—	0.2
Tax Fees (c)	1.2	0.6
All Other Fees (d)	—	—

Total fees:	$1.7	$1.2

(a)	Audit Fees are (i) fees billed by Deloitte for professional services for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K and review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, services that are normally provided by Deloitte in connection with statutory and regulatory filings or engagements or any other service performed by Deloitte to comply with generally accepted auditing standards and (ii) allocations of fees billed by Deloitte to Duke Energy for similar services.
(b)	Audit-Related Fees are fees billed by Deloitte for assurance and related services that are reasonably related to the performance of an audit or review of the Company’s or Duke Energy’s financial statements, including assistance with acquisitions and divestitures, internal control reviews, and employee benefit plan audits.

(c)	Tax Fees are fees billed by Deloitte for tax compliance, tax examination assistance and tax planning services.
(d)	All Other Fees are fees billed by Deloitte for any services not included in the first three categories, primarily translation of audited financials into foreign languages, accounting training and conferences.

To safeguard the continued independence of the independent auditors, the Duke Energy Audit Committee (Audit Committee) has adopted a policy that expands Duke Energy’s existing policy preventing Duke Energy’s independent auditors from providing services to Duke Energy and the Company that are prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended. This policy also provides that independent auditors are only permitted to provide services to Duke Energy and the Company that have been pre-approved by the Audit Committee. Pursuant to the policy, all audit services require advance approval by the Audit Committee. All other services by the independent auditors that fall within certain designated dollar thresholds, both per engagement as well as annual aggregate, have been pre-approved under the policy. Different dollar thresholds apply to the three categories of pre-approved services specified in the policy (Audit-Related services, Tax services and Other services). All services that exceed the dollar thresholds must be approved in advance by the Audit Committee. Pursuant to applicable provisions of the Securities Exchange Act of 1934, as amended, the Audit Committee has delegated approval authority to the Chairman of the Audit Committee, who is an independent director. The Chairman has presented all approval decisions to the full Audit Committee. All services performed by independent auditors under engagements entered into on or after May 6, 2003, were approved by the Audit Committee pursuant to its pre-approval policy, and none was approved pursuant to the de minimus exception to the rules and regulations of the Securities and Exchange Commission on pre-approval.

PART IV.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Consolidated Financial Statements and Supplemental Financial Data included in Part II of this annual report are as follows:

Consolidated Financial Statements

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Partners’ Capital and Stockholder’s Equity for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2003, 2002, and 2001

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

Texas Eastern Transmission, LP filed no reports on Form 8-K during the fourth quarter of 2003.

(c)	Exhibits – See Exhibit Index immediately following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2004	TEXAS EASTERN TRANSMISSION, LP (Registrant)

	By:	Duke Energy Gas Transmission Services, LLC,
its General Partner

	By:	/s/ Thomas C. O’Connor
Thomas C. O’Connor
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	Principal executive officer:

By:	/s/ Thomas C. O’Connor
Thomas C. O’Connor
President
Duke Energy Gas Transmission Services, LLC
General Partner of Texas Eastern Transmission, LP

(ii)	Principal financial officer:

By:	/s/ Alan N. Harris
Alan N. Harris
Group Vice President and Chief Financial Officer
Duke Energy Gas Transmission Services, LLC
General Partner of Texas Eastern Transmission, LP

(iii)	Principal accounting officer:

By:	/s/ Sabra L. Harrington
Sabra L. Harrington
Vice President, Treasurer and Controller
Duke Energy Gas Transmission Services, LLC
General Partner of Texas Eastern Transmission, LP

(iv)	A majority of the Directors of Duke Energy Gas Transmission Services, LLC, General Partner of Texas Eastern Transmission, LP:

By:	/s/ Alan N. Harris
Alan N. Harris

By:	/s/ Thomas C. O’Connor
Thomas C. O’Connor

By:	/s/ Gregory J. Rizzo
Gregory J. Rizzo

EXHIBIT INDEX

Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

Exhibit Number	Description	Originally Filed as Exhibit	File Number
3.02	By-Laws of Texas Eastern Transmission Corporation (TETCO) as adopted on August 17, 1993	3.2 to Form 10-Q of TETCO for quarter ended September 30, 1993	1-4456

4.01	Indenture, dated as of December 1, 2000, between Texas Eastern Transmission Corporation and The Chase Manhattan Bank, as trustee	4 to Form 10-K of TETCO for fiscal year ended December 31, 2000	1-4456

4.02	Certificate of Limited Partnership of Texas Eastern Transmission, LP dated as April 16, 2001	4(A)-1 to Form S-3 of TET, LP filed May 17, 2001	333-61162

4.03	Certificate of Conversion to Limited Partnership of Texas Eastern Transmission Corporation to Texas Eastern Transmission, LP dated as April 16, 2001	4(A)-2 to Form S-3 of TET, LP filed May 17, 2001	333-61162

4.04	First Supplemental Indenture, dated as April 16, 2001, between Texas Eastern Transmission Corporation and the Chase Manhattan Bank (now JPMorgan Chase Bank), as transfer	4(B)-1(A) to Form S-3 of TET, LP filed May 17, 2001	333-61162

4.05	Second Supplemental Indenture, dated as April 16, 2001, between Texas Eastern Transmission Corporation and the Chase Manhattan Bank (now JPMorgan Chase Bank), as transfer	4(B)-1(B) to Form S-3 of TET, LP filed May 17, 2001	333-61162

4.06	Third Supplemental Indenture dated as of July 2, 2002, by and between Texas Eastern Transmission, LP and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee, including the form of 5.25% Notes Due July 15, 2007 and 7.00% Notes Due July 15, 2032.	4.1 to Form 10-Q of TET, LP for quarter ended September 30, 2002	1-4456

*12	Computation of Ratio of Earnings to Fixed Charges

*31.1	Certification of the President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002