Form 10-Q
period 2004-03-31
TEXAS EASTERN TRANSMISSION LP
filed 2004-05-10
CIK 97432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2004	Commission File Number 1-4456

TEXAS EASTERN TRANSMISSION, LP

(Exact name of Registrant as Specified in its Charter)

Delaware	72-0378240
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐     No  ☒

TEXAS EASTERN TRANSMISSION, LP

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004

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

TEXAS EASTERN TRANSMISSION, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2004	2003
Operating Revenues
Transportation of natural gas	$172	$170
Storage of natural gas and other services	51	49

Total operating revenues	223	219

Operating Expenses
Operation and maintenance	65	57
Depreciation and amortization	22	22
Property and other taxes	11	12

Total operating expenses	98	91

Operating Income	125	128

Other Income and Expenses	—	1

Interest Expense	21	21

Earnings Before Income Taxes	104	108

Income Taxes	40	39

Net Income	$64	$69

See Notes to Consolidated Financial Statements.

TEXAS EASTERN TRANSMISSION, LP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2004	December 31, 2003
ASSETS

Current Assets
Accounts receivable, net of allowance for doubtful accounts	$114	$151
Inventory	25	25
Other	24	35

Total current assets	163	211

Investments and Other Assets
Advances receivable—affiliates	1,635	1,554
Goodwill, net of accumulated amortization	136	136

Total investments and other assets	1,771	1,690

Property, Plant and Equipment
Cost	4,038	4,022
Less accumulated depreciation and amortization	1,282	1,270

Net property, plant and equipment	2,756	2,752

Regulatory Assets and Deferred Debits	108	111

Total Assets	$4,798	$4,764

See Notes to Consolidated Financial Statements.

TEXAS EASTERN TRANSMISSION, LP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2004	December 31, 2003
LIABILITIES AND PARTNERS’ CAPITAL

Current Liabilities
Accounts payable	$11	$14
Taxes accrued	191	150
Current maturities of long-term debt	115	115
Interest accrued	21	26
Other	119	151

Total current liabilities	457	456

Long-term Debt	1,070	1,070

Deferred Credits and Other Liabilities
Deferred income taxes	796	803
Other	133	132

Total deferred credits and other liabilities	929	935

Partners’ Capital
Partners’ capital	2,353	2,314
Accumulated other comprehensive loss	(11)	(11)

Total partners’ capital	2,342	2,303

Total Liabilities and Partners’ Capital	$4,798	$4,764

See Notes to Consolidated Financial Statements.

TEXAS EASTERN TRANSMISSION, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES	$128	$85

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(22)	(21)
Net increase in advances receivable—affiliates	(81)	(65)
Other	—	1

Net cash used in investing activities	(103)	(85)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners	(25)	—

Net cash used in financing activities	(25)	—

Net change in cash and cash equivalents	—	—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

See Notes to Consolidated Financial Statements.

TEXAS EASTERN TRANSMISSION, LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2004	2003
Net Income	$64	$69

Other comprehensive loss
Net unrealized loss on cash flow hedges	(8)	(9)
Reclassification adjustment into earnings	8	7

Other comprehensive loss, before income taxes	—	(2)
Income tax benefit related to items of other comprehensive loss	—	—

Total other comprehensive loss	—	(2)

Total Comprehensive Income	$64	$67

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

3. Regulatory Matters

FERC Orders No. 2004 and 2004-A (Standards of Conduct). In November 2003, the FERC issued Order 2004, which harmonizes the standards of conduct applicable to natural gas pipelines and electric transmitting public utilities (“Transmission Providers”) previously subject to differing standards. In December 2003, Duke Energy filed a request for clarification and rehearing with the FERC regarding: (i) restrictions on how companies and their affiliates interact and share information, including corporate governance information, and (ii) expansion of coverage to affiliated gatherers, processors and intrastate and Hinshaw pipelines. On April 16, 2004, FERC issued Order 2004-A adopting revised standards of conduct governing information flow between Transmission Providers and their “energy affiliates.” Order 2004-A accommodates unique corporate governance issues raised by Duke Energy’s corporate structure and clarifies provisions governing information flows for governance purposes. The FERC also clarified the expanded coverage of the rules to gatherers, processors and intrastate and Hinshaw pipelines. The Company will be implementing compliance programs to meet the requirements of the order related to information flow and governance processes. The Company expects to be in full compliance with the orders, including significant training and information posting requirements, by the September 1, 2004 deadline, and expects the orders to have no material adverse effect on its consolidated results of operations, cash flows or financial position.

Fuel Tracker. At March 31, 2004 and December 31, 2003, Other Current Assets on the Consolidated Balance Sheets included $22 million and $30 million, respectively, for costs related to fuel and balancing activity of the pipeline system that are recovered annually in transportation rates in accordance with the Company’s FERC gas tariff.

4. Gas Imbalances

The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered for customers. As the settlement of imbalances are in-kind, changes in the balances do not have an impact on the Company’s Consolidated Statements of Cash Flows. Accounts Receivable and Other Current Liabilities each include $47 million as of March 31, 2004 and $80 million as of December 31, 2003, related to gas imbalances. Natural gas volumes owed to (by) the Company are valued at natural gas market prices as of the balance sheet dates.

5. Commitments and Contingencies

Environmental. The Company is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

Remediation activities. The Company is responsible for environmental remediation at various impacted properties or contaminated sites. These include some sites that are part of ongoing Company operations or are owned by the Company as well as sites owned by third parties. These matters typically involve management of contaminated soils and may involve ground water remediation. They are managed in conjunction with the relevant federal, state, and local agencies. These sites or matters vary, for example, with respect to site conditions and location, remedial requirements, sharing of responsibility by other entities, and complexity. Certain matters can involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, whereby the Company could potentially be held responsible for contamination caused by other parties. In some instances, the Company may share any liability associated with contamination with other potentially responsible parties, and the Company may benefit from insurance policies or contractual indemnities that cover some cleanup costs. All of these sites generally are managed in the normal course of business. At March 31, 2004, the Company has recorded reserves for remediation activities on an undiscounted basis for approximately $25 million. Management believes that completion or resolution of these matters will have no material adverse effect on consolidated results of operations, cash flows, or financial position.

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

Purchase Commitments. In the first quarter of 2004, the Company entered into new capital expenditure purchase commitments of $35 million and $1 million for payments due in 2004 and 2005, respectively, and none thereafter.

6. Credit Risk

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

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2004 decreased $5 million compared to the same period in 2003. The decrease was mainly attributable to increases in various operating expenses.

The Company’s throughput was 382 trillion British thermal units (TBtu) for the three months ended March 31, 2004 and 395 TBtu for the same period in 2003. The decrease of approximately 3% was primarily a result of the warmer weather in early 2004 in the Company’s primary market areas.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004 and December 31, 2003, the Company had no cash or cash equivalents since all cash is managed collectively at the parent-company level and is therefore advanced to/from affiliates as cash is generated or paid by the Company. The Company’s working capital was a $294 million deficit as of March 31, 2004, compared to a $245 million deficit as of December 31, 2003. The decrease in working capital was primarily attributable to taxes accrued. The Company relies primarily upon cash flows from operations to fund its liquidity and capital requirements. The Company’s cash flows are relatively stable since they are supported by revenues from long-term firm contracts.

Cash flows from operating activities increased $43 million from the same period of the prior year mostly due to changes in working capital compared to the 2003 period.

Capital expenditures for the first three months of 2004 were $22 million and $21 million for the comparable 2003 period. Projected 2004 capital expenditures are expected to be lower than the $183 million disclosed in the Company’s Form 10-K for December 31, 2003 due to timing of expansion projects. All projected capital expenditures are subject to periodic review and revision and may vary significantly depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, acquisition opportunities, market volatility and economic trends.

Increases and decreases in advances receivable–affiliates generally result from the movement of funds to provide for operations, capital expenditures and debt payments of the Company. Advances receivable-affiliates do not bear interest. Advances are carried as unsecured, open accounts and are not segregated between current and non-current amounts.

Cash flows from financing activities decreased $25 million from the same period of the prior year due to partnership distributions of $25 million in the first quarter of 2004.

Contractual Obligations and Commercial Commitments

In the first quarter of 2004, the Company entered into new capital expenditure purchase obligations of $35 million and $1 million for payments due in 2004 and 2005, respectively, and none thereafter. For an in-depth discussion of the Company’s contractual obligations and commercial commitments, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Form 10-K for December 31, 2003.

CURRENT ISSUES

For information on current issues related to the Company, see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Item 4.	Controls and Procedures.

The Company’s management, including the President and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) (Disclosure Controls Evaluation) and concluded that, as of the end of the period covered by this report, the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. The required information was effectively recorded, processed, summarized and reported within the time period necessary to prepare this quarterly report. The Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the Company’s reports under the Exchange Act are accumulated and communicated to management, including the President and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management has concluded that the Disclosure Controls Evaluation identified no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For information concerning litigation and other contingencies, see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies.”

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

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K during the first quarter of 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS EASTERN TRANSMISSION, LP

By: Duke Energy Gas Transmission Services, LLC, its General Partner

Date: May 10, 2004	/s/ Alan N. Harris
Alan N. Harris Group Vice President and Chief Financial Officer Duke Energy Gas Transmission Services, LLC General Partner of Texas Eastern Transmission, LP