Form 10-Q
period 2004-09-30
TEXAS EASTERN TRANSMISSION LP
filed 2004-11-09
CIK 97432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2004

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

TEXAS EASTERN TRANSMISSION, LP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

TEXAS EASTERN TRANSMISSION, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating Revenues
Transportation of natural gas	$157	$157	$486	$481
Storage of natural gas and other services	48	47	141	148

Total operating revenues	205	204	627	629

Operating Expenses
Operation and maintenance	62	67	189	186
Depreciation and amortization	21	21	64	64
Property and other taxes	10	(6)	26	17

Total operating expenses	93	82	279	267

Operating Income	112	122	348	362
Other Income and Expenses	2	1	3	3
Interest Expense	21	21	63	63

Earnings Before Income Taxes	93	102	288	302
Income Taxes	35	37	109	112

Net Income	$58	$65	$179	$190

See Notes to Consolidated Financial Statements.

TEXAS EASTERN TRANSMISSION, LP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30, 2004	December 31, 2003
ASSETS
Current Assets
Accounts receivable, net of allowance for doubtful accounts	$118	$151
Inventory	25	25
Other	21	35

Total current assets	164	211

Investments and Other Assets
Advances receivable - affiliates	1,637	1,554
Goodwill, net of accumulated amortization	136	136

Total investments and other assets	1,773	1,690

Property, Plant and Equipment
Cost	4,113	4,022
Less accumulated depreciation and amortization	1,317	1,270

Net property, plant and equipment	2,796	2,752

Regulatory Assets and Deferred Debits	111	111

Total Assets	$4,844	$4,764

See Notes to Consolidated Financial Statements.

TEXAS EASTERN TRANSMISSION, LP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30, 2004	December 31, 2003
LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities
Accounts payable	$11	$14
Taxes accrued	132	150
Current maturities of long-term debt	115	115
Interest accrued	21	26
Other	120	151

Total current liabilities	399	456

Long-term Debt	1,070	1,070

Deferred Credits and Other Liabilities
Deferred income taxes	839	803
Other	131	132

Total deferred credits and other liabilities	970	935

Partners’ Capital
Partners’ capital	2,418	2,314
Accumulated other comprehensive loss	(13)	(11)

Total partners’ capital	2,405	2,303

Total Liabilities and Partners’ Capital	$4,844	$4,764

See Notes to Consolidated Financial Statements.

TEXAS EASTERN TRANSMISSION, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES	$268	$326

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(112)	(59)
Net increase in advances receivable - affiliates	(83)	(218)
Other	2	1

Net cash used in investing activities	(193)	(276)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners	(75)	(50)

Net cash used in financing activities	(75)	(50)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

See Notes to Consolidated Financial Statements.

TEXAS EASTERN TRANSMISSION, LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Income	$58	$65	$179	$190
Other comprehensive income (loss)
Net unrealized losses on cash flow hedges	(11)	—	(29)	(14)
Reclassification adjustment into earnings	11	5	26	17

Other comprehensive income (loss), before income taxes	—	5	(3)	3
Income tax (expense) benefit related to items of other comprehensive income (loss)	—	(1)	1	(1)

Total other comprehensive income (loss)	—	4	(2)	2

Total Comprehensive Income	$58	$69	$177	$192

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

2. Summary of Significant Accounting Policies

The Consolidated Financial Statements include the accounts of the Company and all wholly-owned subsidiaries, after eliminating intercompany transactions and balances. These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the interim Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due in part to the effects of seasonal temperature variations on energy consumption.

Conformity with generally accepted accounting principles (GAAP) in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Although these estimates are based on management’s best available knowledge of current and expected future events, actual results could be different from those estimates.

3. Regulatory Matters

FERC Orders No. 2004, 2004-A and 2004-B (Standards of Conduct). In November 2003, the Federal Energy Regulatory Commission (FERC) issued Order 2004, which harmonizes the standards of conduct applicable to natural gas pipelines and electric transmitting public utilities (“Transmission Providers”) previously subject to differing standards. In December 2003, Duke Energy filed a request for clarification and rehearing with the FERC regarding: (1) restrictions on how companies and their affiliates interact and share information, including corporate governance information, and (2) expansion of coverage to affiliated gatherers, processors, and intrastate and Hinshaw pipelines. (A Hinshaw pipeline is a pipeline that transports gas within a state for ultimate consumption in that state under the jurisdiction of a state natural gas regulatory authority, and that may also transport gas in interstate commerce under rates and terms of service regulated by the FERC pursuant to rules applicable to interstate pipelines issued under the Natural Gas Act.)

On April 16, 2004, the FERC issued Order 2004-A, revising the standards of conduct governing information flow between Transmission Providers and their “energy affiliates.” Order 2004-A accommodates unique corporate governance issues raised by Duke Energy’s corporate structure and clarifies provisions governing information flow for governance purposes. The FERC also clarified the rules’ expanded coverage to gatherers, processors, and intrastate and Hinshaw pipelines. On August 2, 2004, the FERC issued Order 2004-B, reaffirming the previous two orders and providing clarification on a number of issues. The Company implemented compliance programs to meet the requirements of the order. The Company expects the orders to have no material adverse effect on its consolidated results of operations, cash flows or financial position.

FERC Audit of Pre-Order 2004 Standards of Conduct. Since September 2003, the FERC has been conducting a public audit of compliance with the pre-Order 2004 standards of conduct by the Company. The Company believes that a final report will be issued by the FERC in the near future, which will contain several recommendations to enhance compliance, some of which have already been implemented. The Company expects the FERC’s recommendations or findings to have no material adverse effect on its consolidated results of operations, cash flows or financial position.

Fuel Tracker. At September 30, 2004 and December 31, 2003, Other Current Assets on the Consolidated Balance Sheets included $20 million and $30 million, respectively, for costs related to fuel and balancing activity of the pipeline system that are recovered annually in transportation rates in accordance with the Company’s FERC gas tariff.

4. Gas Imbalances

The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered for customers. As the settlement of imbalances are in-kind, changes in the balances do not have an impact on the Company’s Consolidated Statements of Cash Flows. Accounts Receivable and Other Current Liabilities each include $51 million as of September 30, 2004 and $80 million as of December 31, 2003, related to gas imbalances. Natural gas volumes owed to (by) the Company are valued at natural gas market prices as of the balance sheet dates.

5. Commitments and Contingencies

Environmental. The Company is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

Remediation activities. The Company is responsible for environmental remediation at various impacted properties or contaminated sites. These include some sites that are part of ongoing Company operations or are owned by the Company as well as sites owned by third parties. These matters typically involve management of contaminated soils and may involve ground water remediation. They are managed in conjunction with the relevant federal, state, and local agencies. These sites or matters vary, for example, with respect to site conditions and location, remedial requirements, sharing of responsibility by other entities, and complexity. Certain matters can involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, whereby the Company could potentially be held responsible for contamination caused by other parties. In some instances, the Company may share any liability associated with contamination with other potentially responsible parties, and the Company may benefit from insurance policies or contractual indemnities that cover some cleanup costs. All of these sites generally are managed in the normal course of business. At September 30, 2004, the Company has recorded reserves for remediation activities on an undiscounted basis of approximately $24 million. Management believes that completion or resolution of these matters will have no material adverse effect on consolidated results of operations, cash flows, or financial position.

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

Purchase Commitments. In the first nine months of 2004, the Company entered into new capital expenditure purchase commitments of $36 million for payments due in 2004 and none thereafter.

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

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 2004 decreased $11 million compared to the same period in 2003. The decrease was mainly attributable to the prior year reversal of approximately $16 million of accrued liabilities associated with the resolution of pending tax contingencies.

The Company’s throughput was 877 trillion British thermal units (TBtu) for the nine months ended September 30, 2004 and 921 TBtu for the same period in 2003. The decrease of approximately 5% was primarily a result of warmer weather in the first nine months of 2004 in the Company’s primary market areas. Revenues are not significantly impacted by pipeline throughput fluctuations since revenues are primarily composed of demand charges.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004 and December 31, 2003, the Company had no cash or cash equivalents since all cash is managed collectively at the parent-company level and is therefore advanced to/from affiliates as cash is generated or paid by the Company. The Company’s working capital was a $235 million deficit as of September 30, 2004, compared to a $245 million deficit as of December 31, 2003. The Company relies primarily upon cash flows from operations to fund its liquidity and capital requirements. The Company’s cash flows are relatively stable since they are supported by revenues from long-term firm contracts.

Cash flows from operating activities decreased $58 million from the same period of the prior year mostly due to the timing of tax liability settlements with Duke Energy.

Capital expenditures for the first nine months of 2004 were $112 million and $59 million for the comparable 2003 period. Projected 2004 capital expenditures are expected to be lower than the $183 million disclosed in the Company’s Form 10-K for December 31, 2003 due to change in scope of expansion projects. All projected capital expenditures are subject to periodic review and revision and may vary significantly depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, acquisition opportunities, market volatility and economic trends.

Increases and decreases in advances receivable–affiliates generally result from the movement of funds to provide for operations, capital expenditures and debt payments of the Company. Advances receivable-affiliates do not bear interest. Advances are carried as unsecured, open accounts and are not segregated between current and non-current amounts.

Cash flows from financing activities decreased $25 million from the same period of the prior year due to partnership distributions of $75 million in the first nine months of 2004 as compared to partnership distributions of $50 million for the same period of 2003.

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

Management has concluded that the Disclosure Controls Evaluation identified no changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company filed no reports on Form 8-K during the third quarter of 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS EASTERN TRANSMISSION, LP

By: Duke Energy Gas Transmission Services, LLC, its General Partner

Date: November 9, 2004	/s/ ALAN N. HARRIS
Alan N. Harris Group Vice President and Chief Financial Officer Duke Energy Gas Transmission Services, LLC General Partner of Texas Eastern Transmission, LP